Form 10-Q/A
period 2002-06-30
NEXSTAR FINANCE HOLDINGS INC; NEXSTAR FINANCE HOLDINGS LLC
filed 2003-05-20
CIK 1158165, 1158168

UNITED STATES SECURITIES

AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A (NO. 2)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from to .

COMMISSION FILE NUMBER: 333-68964

Nexstar Finance Holdings, L.L.C.

Nexstar Finance Holdings, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE (State of incorporation)	23-3083129 23-3063153 (I.R.S. Employer Identification No.)

909 Lake Carolyn Parkway, Suite 1450 Irving, Texas 75039 (Address of Principal Executive Offices, including Zip Code)	(972) 373-8800 (Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐    No ☒

As of June 30, 2002, Nexstar Finance Holdings, L.L.C. had one member, Nexstar Finance Holdings II, L.L.C., and Nexstar Finance Holdings, Inc. had 1,000 shares of common stock outstanding.

As more fully discussed in Note 9 to the Consolidated Financial Statements, the Company is restating its consolidated financial statements. In conjunction with the refinancing of the Company’s senior credit facilities in June 1999, the Company expensed certain debt financing costs. The Company subsequently determined that a portion of those costs, specifically, those related to the revolving credit facility, should not have been expensed, but should have remained capitalized and subsequently amortized. As a result, the 1999, 2000, and 2001 financial statements have been restated.

In addition, the following Report on Form 10-Q/A incorporates expanded disclosures on various matters.

PART I

ITEM 1.    FINANCIAL STATEMENTS

NEXSTAR FINANCE HOLDINGS, L.L.C.

CONSOLIDATED BALANCE SHEETS

	December 31, 2001 (Restated)	June 30, 2002
	(Unaudited)	(Unaudited)
	(dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$5,802	$4,111
Accounts receivable, net of allowance for doubtful accounts of $490 and $594, respectively	25,442	26,083
Current portion of broadcast rights	10,062	4,870
Prepaid expenses and other current assets	993	1,216
Deferred tax assets	276	692
Taxes receivable	233	1,020

Total current assets	42,808	37,992

Property and equipment, net	57,383	54,966
Broadcast rights	3,685	2,625
Due from parent entities	958	1,267
Other noncurrent assets	8,240	9,403
Goodwill, net	87,464	87,464
Intangible assets, net	225,816	218,278

Total assets	$426,354	$411,995

Liabilities and Member’s Interest
Current liabilities:
Current portion of debt	$488	$1,290
Current portion of capital lease obligations	23	14
Current portion of broadcast rights payable	10,242	4,850
Accounts payable	3,732	3,436
Accrued expenses	3,986	5,003
Interest payable	6,041	5,018
Deferred revenue	335	1,368

Total current liabilities	24,847	20,979

Debt	304,144	307,018
Broadcast rights payable	3,770	2,760
Deferred tax liabilities	6,892	6,892
Other liabilities	4,022	3,806

Total liabilities	343,675	341,455

Commitments and contingencies (Note 8)
Member’s interest:
Contributed capital	154,736	153,323
Accumulated deficit	(68,326)	(80,972)
Accumulated other comprehensive loss on derivative instruments	(3,731)	(1,811)

Total member’s interest	82,679	70,540

Total liabilities and member’s interest	$426,354	$411,995

The accompanying notes are an integral part of these consolidated financial statements

NEXSTAR FINANCE HOLDINGS, L.L.C.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
	(Unaudited) (dollars in thousands)		(Restated) (Unaudited) (dollars in thousands)
Revenue (excluding trade and barter)	$29,643	$33,623	$56,246	$63,622
Less: commissions	(4,064)	(4,633)	(7,587)	(8,692)

Net broadcast revenue (excluding trade and barter)	25,579	28,990	48,659	54,930
Trade and barter revenue	2,467	2,531	4,992	4,914

Total net revenue	28,046	31,521	53,651	59,844

Operating expenses:
Direct operating expenses (excluding depreciation and amortization shown separately below)	7,727	8,819	15,544	17,320
Selling, general and administrative expenses (excluding depreciation and amortization shown separately below)	6,740	8,467	13,865	17,001
Amortization of broadcast rights	3,722	3,320	7,804	6,904
Amortization of intangible assets	5,124	3,218	10,556	6,474
Depreciation	3,256	3,252	6,182	6,403

Total operating expenses	26,569	27,076	53,951	54,102

Income (loss) from operations	1,477	4,445	(300)	5,742
Interest expense, including amortization of debt financing costs	(11,478)	(9,659)	(20,771)	(19,237)
Interest income	109	25	156	58
Other expenses, net	(423)	(1,263)	(435)	(262)

Loss before income taxes	(10,315)	(6,452)	(21,350)	(13,699)
Income tax benefit	145	1,255	383	1,053

Net loss	$(10,170)	$(5,197)	$(20,967)	$(12,646)

Other comprehensive loss:
Cumulative effect of change in accounting principle	$—	$—	$(241)	$—
Change in market value of derivative instrument	(92)	955	(2,057)	1,920

Net loss and other comprehensive loss	$(10,262)	$(4,242)	$(23,265)	$(10,726)

The accompanying notes are an integral part of these consolidated financial statements

NEXSTAR FINANCE HOLDINGS, L.L.C.

CONSOLIDATED STATEMENT OF CHANGES IN MEMBER’S INTEREST

	Contributed Capital	Accumulated Deficit	Other Comprehensive Loss	Total Member’s Interest
	(dollars in thousands)
Balance at December 31, 2000 (Restated)	$61,531	$(28,841)	$—	$32,690
Contributions	66,260	—	—	66,260
Distributions	(8,054)	—	—	(8,054)
Net loss (Restated)	—	(20,967)	—	(20,967)
Cumulative effect of change in accounting principle	—	—	(241)	(241)
Change in market value of derivative instrument	—	—	(2,057)	(2,057)

Balance at June 30, 2001 (Restated) (Unaudited)	119,737	(49,808)	(2,298)	67,631
Contributions	35,005	—	—	35,005
Distributions	(6)	—	—	(6)
Net loss (Restated)	—	(18,518)	—	(18,518)
Change in market value of derivative instrument	—	—	(1,433)	(1,433)

Balance at December 31, 2001 (Restated)	154,736	(68,326)	(3,731)	82,679
Contributions	3	—	—	3
Distributions	(1,416)	—	—	(1,416)
Net loss	—	(12,646)	—	(12,646)
Change in market value of derivative instrument	—	—	1,920	1,920

Balance at June 30, 2002 (Unaudited)	$153,323	$(80,972)	$(1,811)	$70,540

The accompanying notes are an integral part of these consolidated financial statements

NEXSTAR FINANCE HOLDINGS, L.L.C.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2001	2002
	(Restated)
	(Unaudited)
	(dollars in thousands)
Cash flows from operating activities:
Net loss	$(20,967)	$(12,646)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(447)	(416)
Depreciation of property and equipment	6,182	6,403
Amortization of intangible assets	10,556	6,474
Amortization of debt financing costs	3,881	1,410
Amortization of broadcast rights, excluding barter	3,899	3,787
Payments for broadcast rights	(4,008)	(3,936)
Loss (gain) on asset disposal, net	347	(14)
Amortization of debt discount	563	2,087
Effect of accounting for derivative instruments	—	1,704
Changes in assets and liabilities:
Decrease (increase) in accounts receivable and due from parent entities	507	(950)
Increase in prepaid expenses and other current assets	(213)	(223)
Decrease in other noncurrent assets	10	587
Increase (decrease) in accounts payable and accrued expenses	(826)	721
Increase in taxes receivable	(463)	(787)
Increase (decrease) in interest payable	6,061	(1,023)
Increase in deferred revenue	186	1,033
Decrease in due to Midwest Television, Inc.	(2,256)	—

Net cash provided by operating activities	3,012	4,211

Cash flows from investing activities:
Additions to property and equipment	(3,951)	(3,971)
Proceeds from sale of assets	7	—
Acquisition of broadcast properties and related transaction costs	(107,956)	—

Net cash used for investing activities	(111,900)	(3,971)

Cash flows from financing activities:
Proceeds from debt issuance	638,838	—
Repayment of loans	(572,341)	(2,671)
Proceeds from revolver draws	12,500	2,500
Payments for debt finance costs	(18,185)	(347)
Cash escrowed for debt service	(10,500)	—
Capital contributions	66,260	3
Distributions	(8,054)	(1,416)

Net cash provided by (used for) financing activities	108,518	(1,931)

Net decrease in cash and cash equivalents	(370)	(1,691)
Cash and cash equivalents at beginning of period	2,750	5,802

Cash and cash equivalents at end of period	$2,380	$4,111

The accompany notes are an integral part of these consolidated financial statements

NEXSTAR FINANCE HOLDINGS, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Business Operations

Nexstar Finance Holdings, L.L.C. (“Nexstar”) owns, operates and programs, through its subsidiaries, six NBC-affiliated television stations, three ABC-affiliated television stations, four CBS-affiliated television stations and one UPN-affiliated television station in the United States of America. Nexstar has an outsourcing agreement to provide services for a FOX affiliate owned by a subsidiary of Sinclair Broadcast Group, Inc. Through various local service agreements, Nexstar (i) programs one FOX-affiliated television station under a Time Brokerage Agreement (“TBA”), (ii) has a Shared Services Agreement (“SSA”) with a CBS-affiliated television station and (iii) has an SSA and a Joint Sales Agreement (“JSA”) with a FOX-affiliated television station and a low-power UPN-affiliated television station. Additionally, Mission Broadcasting of Joplin, Inc. (“Mission of Joplin”) provides most of the programming to an ABC-affiliated television station under a TBA and intends to purchase the underlying licenses and assets in September 2002. Nexstar entered into an SSA with Mission of Joplin on April 1, 2002. The television stations described above are located in New York, Pennsylvania, Illinois, Indiana, Missouri, Texas and Louisiana.

2.    Summary of Significant Accounting Policies

Basis of presentation

The consolidated financial statements include the accounts of Nexstar, its wholly-owned subsidiaries and independently-owned Bastet Broadcasting, Inc. (“Bastet”), Mission Broadcasting of Wichita Falls, Inc. (“Mission of Wichita Falls”) and Mission of Joplin (collectively, the “Company”). Bastet and Mission of Wichita Falls (collectively, the “Mission Group”) are separate entities 100% owned by an independent third party. Collectively, these entities own and operate the following television stations: WYOU, WFXP, KJTL, KJBO-LP and KODE. Nexstar does not own the Mission Group or its television stations; however, under U.S. GAAP, Nexstar is deemed to have a controlling financial interest in them due to Nexstar Finance’s guarantee of the Mission Group’s debt and the service and purchase option agreements described below. In order for both Nexstar and the Mission Group to continue to comply with FCC regulations, the Mission Group must maintain complete responsibility for and control over programming, finances, personnel and operations of its stations. Nexstar has entered into various service agreements with all of the Mission Group stations. Nexstar has a TBA with WFXP, which allows Nexstar to program most of the station’s broadcast time, sell the station’s advertising time and retain the advertising revenue generated by WFXP. Nexstar has an SSA with KJTL and KJBO-LP, which allows the sharing of services including news production, technical maintenance and security, in exchange for the right to receive certain payments from the Mission Group as described in the SSAs. These payments have had the effect of Nexstar receiving substantially all of the available cash, after payment of debt service costs, generated by KJTL and KJBO-LP. Nexstar anticipates that the payments required by the SSAs with KJTL and KJBO-LP will continue to have the effect of Nexstar receiving substantially all of the available cash, after payment of debt service costs, generated by KJTL and KJBO-LP. Through a JSA, Nexstar has also acquired the right to sell and receive the revenue from the advertising time on KJTL and KJBO-LP in return for monthly payments to the Mission Group. Nexstar has an SSA with each of WYOU and KODE, which have terms substantially similar to the terms of the SSAs with KJTL and KJBO-LP. Nexstar’s ability to receive cash from the Mission Group is governed by the agreements described above.

In addition to providing certain services to the television stations, Nexstar is also the guarantor of the Mission Group’s debt (Note 6). The Mission Group is a guarantor of the senior credit facility entered into and the senior subordinated notes issued by Nexstar (Note 6).

In connection with its proposed initial public offering, Nexstar Broadcasting Group, Inc. requested the FCC to review and reconfirm compliance with the FCC’s rules and published policies of Nexstar’s local service

NEXSTAR FINANCE HOLDINGS, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

agreements with the Mission Group and the purchase options granted by the owner of the Mission Group. As a result of its review, the FCC requested certain revisions to the purchase options. Under the revised purchase options, the owner of the Mission Group has granted to Nexstar a purchase option on each Mission Group television station to acquire the assets and liabilities of each station for consideration equal to the greater of (i) seven times the station’s broadcast cash flow less the amount of its indebtedness, as defined in the option agreement or (ii) its indebtedness. Broadcast cash flow is defined as income (loss) from operations, plus depreciation and amortization (including amortization of broadcast rights), interest income, non-cash trade and barter expenses, non-recurring expenses (including time brokerage agreement fees), network compensation payments received or receivable and corporate management fees, less payments for broadcast rights, non-cash trade and barter revenue and network compensation revenue. These option agreements are freely exercisable or assignable by Nexstar without consent or approval by the owner of the Mission Group.

As a result of the service arrangements, the debt guarantees and the option agreements with the Mission Group, Nexstar is deemed to have a controlling financial interest in the Mission Group under U.S. GAAP while complying with the FCC’s rules regarding ownership limits in television markets. As a result of Nexstar’s controlling financial interest in the Mission Group under U.S. GAAP, Nexstar consolidates the financial position, results of operations and cash flows of the Mission Group with Nexstar as if it were a wholly-owned entity of Nexstar in order to provide a more meaningful presentation of Nexstar’s performance. Because the Mission Group has a net asset deficit and because there is no binding obligation on the owner of the Mission Group to make capital contributions to cover the deficit, Nexstar recognizes 100% of the Mission Group’s losses.

The financial statements as of June 30, 2002 and for the three months and six months ended June 30, 2001 and 2002 are unaudited. However, in the opinion of management, such statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with U.S. GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. The financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

All intercompany account balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to current period presentation. Unless otherwise noted, all dollars are in thousands.

Goodwill and other intangible assets

Intangible assets include FCC licenses, network affiliations and goodwill. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). SFAS No. 142 requires companies to cease amortizing certain intangible assets including goodwill and FCC licenses. The amortization of existing goodwill and FCC licenses resulting from acquisitions completed prior to June 30, 2001 ceased on December 31, 2001. Any goodwill and FCC licenses resulting from acquisitions completed after June 30, 2001 were not and will not be amortized. SFAS No. 142 established a new method of testing goodwill and FCC licenses for impairment on an annual basis or on an interim basis if an event occurs or circumstances change which would reduce the fair value of a reporting unit below its carrying value.

NEXSTAR FINANCE HOLDINGS, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS No. 142 requires that goodwill be tested for impairment using a two-step process. The first step is to identify a potential impairment by comparing the fair value of a station with its carrying amount and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company’s fiscal year. The Company completed the first step of the impairment test during the quarter ended June 30, 2002 using the discounted cash flow method to estimate the fair value of each of the Nexstar and Mission Group stations. The valuation assumptions used in the discounted cash flow model reflected anticipated future operating results and cash flows based on its business plans. As a result of this test, the Company identified three stations that require additional testing for impairment of goodwill. The net carrying amount of goodwill for these three stations at January 1, 2002 was $40.1 million. The second step measures the amount of the impairment loss and will be completed by December 31, 2002. During the year ended December 31, 2001, the Company incurred goodwill amortization expense of $2.8 million.

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

The following table presents certain financial information assuming that amortization expense associated with goodwill and FCC licenses was excluded for all periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
	(Unaudited)		(Restated) (Unaudited)
Net loss	$(10,170)	$(5,197)	$(20,967)	$(12,646)
Add:
Goodwill amortization, net of tax	675	—	1,367	—
Indefinite-lived intangibles amortization, net of tax	1,255	—	2,593	—

Net loss-as adjusted	$(8,240)	$(5,197)	$(17,007)	$(12,646)

The Company tests the impairment of its goodwill annually or whenever events or changes in circumstances indicate that goodwill might be impaired. The first step of the goodwill impairment test compares the fair value of a station with its carrying amount, including goodwill. The fair value of a station is determined through the use of a discounted cash flow analysis. If the fair value of the station exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of the station exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by performing an assumed purchase price allocation using the station’s fair value (as determined in Step 1) as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.

An impairment assessment of goodwill and FCC licenses could be triggered by a significant reduction in operating results or cash flows at one or more of the Company’s television stations, or a forecast of such reductions, a significant adverse change in the advertising marketplaces in which the Company’s television stations operate, or by adverse changes to Federal Communications Commission ownership rules, amongst others.

NEXSTAR FINANCE HOLDINGS, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-lived assets

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions relating to the disposal of a segment of a business described in Accounting Principles Board Opinion No. 30. The adoption did not have a material impact on the Company’s financial statements.

Recently issued accounting standards

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS No. 145), which is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4 and SFAS No. 64, which addressed the accounting for gains and losses from extinguishment of debt. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 also makes technical corrections to certain existing pronouncements that are not substantive in nature. Nexstar adopted SFAS No. 145 effective for the year ended December 31, 2002 and as a result has reclassified $1.4 million of extraordinary loss from refinancing of credit facilities to interest expense for the six months ended June 30, 2001.

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

The selected unaudited pro forma consolidated information for the six months ended June 30, 2001 and 2002, determined as if the Midwest acquisition, described above, had occurred on January 1 of each period is as follows:

	Six Months Ended
	June 30, 2001(1)		June 30, 2002
	As reported	Pro forma	As reported	Pro forma
	(Restated)
		(Unaudited)	(Unaudited)
Net broadcast revenue (excluding trade and barter)	$48,659	$48,659	$54,930	$54,930

Total net revenue	53,651	53,651	59,844	59,844

Income (loss) from operations	(300)	(300)	5,742	5,742

Net loss	$(20,967)	$(20,967)	$(12,646)	$(12,646)

(1)	The June 30, 2001 pro forma amounts do not include the results of Midwest for the 12 days prior to acquisition on January 12, 2001 because the amounts are de minimis.

NEXSTAR FINANCE HOLDINGS, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The selected unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of results of operations in future periods or results that would have been achieved had the Company and the acquired stations been combined during the specified periods.

4.    Related Party Transactions

Guaranty—Chief Executive Officer

Pursuant to a continuing guaranty agreement dated June 16, 2001 with the Nexstar’s primary lender, Nexstar has entered into an agreement to guarantee up to a $3.0 million non-revolving line of credit to its President and Chief Executive Officer to enable him, among other uses, to purchase equity units of Nexstar. The line of credit is full-recourse to the officer. However, if the officer does not repay some or all of the loan then Nexstar may be required to pay up to the maximum amount of $3.0 million. As of June 30, 2002, approximately $3.0 million in principal amount of loans were outstanding and is due on December 31, 2004.

5.    Intangible Assets

	Estimated useful life (years)	December 31, 2001	June 30, 2002
		(Restated)
			(Unaudited)
Network affiliation agreements	15	$171,957	$171,957
FCC licenses	indefinite	77,113	77,142
Debt financing costs	term of debt	17,488	17,723
Other intangibles	1-15	11,154	11,236

		277,712	278,058
Less: accumulated amortization		(51,896)	(59,780)

Intangible assets, net of accumulated amortization		225,816	218,278
Goodwill		87,464	87,464

Intangible assets and goodwill		$313,280	$305,742

Total amortization expense from definite-lived intangibles (excluding debt financing costs) for the year ended December 31, 2001 and six months ended June 30, 2002 was $17.0 million and $7.9 million, respectively. The estimated useful life of network affiliations contemplates renewals of the underlying agreements based on Nexstar’s historical ability to renew such agreements without significant cost or modifications to the conditions from which the value of the affiliation was derived. These renewals can result in estimated useful lives of individual affiliations ranging from 12 to 20 years. Management has determined that 15 years is a reasonable estimate within the range of such estimated useful lives. The carrying value of indefinite-lived intangibles, excluding goodwill, at December 31, 2001 and June 30, 2002 was $64.3 million. The use of an indefinite life for FCC licenses contemplates the Company’s historical ability to renew their licenses, that such renewals generally may be obtained indefinitely and at little cost, and that the technology used in broadcasting is not expected to be replaced in the foreseeable future. Therefore, cash flows derived from the FCC licenses are expected to continue indefinitely. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles recorded on our books as of December 31, 2001:

Year ending December 31,
2002	15,753
2003	15,753
2004	15,753
2005	15,743
2006	15,727

NEXSTAR FINANCE HOLDINGS, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Debt

Long term debt consists of the following:

	December 31, 2001	June 30, 2002
		(Unaudited)
Term loan	$82,000	$81,838
Revolving credit facility	46,143	46,143
12% Senior subordinated notes due 2008, net of discount	154,097	154,416
16% Senior discount notes due 2009, net of discount	20,802	22,570
SFAS No. 133 hedge accounting adjustment	1,590	3,341

	304,632	308,308
Less: current portion	(488)	(1,290)

	$304,144	$307,018

NEXSTAR FINANCE HOLDINGS, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Bank Debt

Bank Debt Facility Agreements

The Nexstar Senior Secured Credit Facilities

On January 12, 2001, Nexstar Finance, L.L.C. (“Nexstar Finance”), a wholly owned subsidiary of Nexstar, entered into senior secured credit facilities with a group of commercial banks. The terms of the credit agreement provided for a revolving credit facility (the “Nexstar revolver”) in the amount of $122.0 million and a term loan facility (the “Nexstar term loan”) in the amount of $110.0 million. The revolving credit facility was subsequently reduced to $72.0 million after the issuance of the Senior Subordinated Notes discussed below. The credit facilities were subsequently amended on June 14, 2001 to allow for a $50.0 million Term A facility, a $75.0 million Term B facility and a $57.0 million revolving facility. On November 14, 2001, the credit facilities were further amended to adjust financial covenants effective for the period ended September 30, 2001 and future periods because Nexstar was not in compliance with the consolidated total leverage ratio as of September 30, 2001, due in large part to the negative impact on advertising revenues resulting from the events of September 11, 2001 and Nexstar anticipated non-compliance in future periods. The amendment also reduced the revolving facility to $42.0 million. Prepayments have been made under Term A, which has effectively reduced the commitment to $32.0 million. Interest rates associated with the Nexstar revolver and term loans are based, at the option of Nexstar Finance, on the prevailing prime rate plus an applicable margin or the LIBOR rate plus an applicable margin, as defined (ranging from 5.41% to 6.14% at June 30, 2002). Interest is fixed for a period ranging from one month to 12 months, depending on availability of the interest basis selected, except if Nexstar Finance selects a prime-based loan, in which case the interest rate will fluctuate during the period as the prime rate fluctuates. Interest is payable periodically based on the type of interest rate selected. In addition, Nexstar Finance is required to pay quarterly commitment fees based on Nexstar Finance and the Mission Group’s leverage ratio for that particular quarter on the unused portion of the Nexstar revolver loan commitment. The Nexstar Finance term loans are subject to scheduled mandatory repayments and the Nexstar revolver is subject to scheduled mandatory reductions commencing in 2003. The Nexstar Finance revolving and Term A facilities mature on January 12, 2007. The Term B facility matures on July 12, 2007. Any excess amount outstanding at the time of a mandatory reduction is payable at that time. The borrowings under the Nexstar Finance senior secured credit facilities are guaranteed, jointly and severally, by Nexstar Finance, Bastet and Mission, and by each existing and subsequently acquired or organized subsidiary of Nexstar Finance.

The Bastet/Mission Senior Secured Credit Facility

On January 12, 2001, Bastet and Mission entered into a credit agreement (the “Bastet/Mission credit facility”) with a group of commercial banks. The terms provided for the banks to make revolving loans to Bastet and Mission, not to exceed the aggregate commitment of $43.0 million. On November 14, 2001, the credit facility was amended to increase the revolving facility to $58.0 million. Bastet and Mission are jointly and severally liable for the outstanding amount of the loan. Nexstar has entered into a guarantor agreement, whereby Nexstar guarantees full payment of any obligations outstanding in the event of Bastet and/or Mission’s default. Interest rates associated with the Bastet/Mission credit facility are based, at the option of Bastet and Mission, on the prevailing prime rate plus an applicable margin or the LIBOR rate plus an applicable margin, as defined (ranging from 5.34% to 5.38% at June 30, 2002). Interest is fixed for a period ranging from one month to 12 months, depending on availability of the interest basis selected, except if Bastet or Mission selects a prime-based loan, in which case the interest rate will fluctuate during the period as the prime rate fluctuates. Interest is payable periodically based on the type of interest rate selected. In addition, Bastet and Mission are required to pay quarterly commitment fees based on the Nexstar Finance and the Mission Group’s leverage ratio for that particular quarter on the unused portion of the Bastet/Mission credit facility loan commitment. The Bastet/Mission credit facility is due and payable on the maturity date, January 12, 2007. Any excess amount outstanding at the time of a mandatory reduction is payable at that time.

NEXSTAR FINANCE HOLDINGS, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based on borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company’s credit facilities approximates carrying value.

Senior Subordinated Notes

On March 16, 2001, Nexstar Finance, a wholly-owned subsidiary of Nexstar, issued $160.0 million of 12% Senior Subordinated Notes (the “notes”) at a price of 96.012%. The notes mature on April 1, 2008. Interest is payable every six months in arrears on April 1 and October 1. The notes are guaranteed by all of the domestic existing and future restricted subsidiaries of Nexstar Finance and the Mission Group. They are general unsecured senior subordinated obligations subordinated to all of Nexstar Finance’s senior debt. The notes are redeemable on or after April 1, 2005, at declining premiums, and Nexstar Finance may redeem, at a premium, up to 35.0% of the aggregate principal amount of the notes before April 1, 2004 with the net cash proceeds from qualified equity offerings. The notes are not redeemable by either the issuer or the note holder between April 1, 2004 and March 31, 2005. The proceeds of the offering were used to partially refinance existing indebtedness of Nexstar Finance and fund working capital needs.

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

Debt Covenants

The bank debt agreements and the notes described above contain covenants, which require the Company to comply with certain financial ratios, capital expenditures, cash film payments, and other limits. The Company was in compliance with all covenants at June 30, 2002.

Debt Financing Costs

In conjunction with the refinancing of the credit facilities in January 2001, the Company expensed $1,417 in the first quarter of 2001 related to certain debt financing costs. The amount, net of tax benefit, has been included in interest expense pursuant to the adoption of SFAS No. 145.

7.    Income Taxes

The Company’s income tax benefit for the six months ended June 30, 2001 was $383, compared to the income tax benefit for the six months ended June 30, 2002 of $1,053. The Company’s effective tax rate benefit was 2% for the six months ended June 30, 2001 as compared to 8% for the six months ended June 30, 2002. The significant differences from the statutory tax rate and the effective tax rate for the six months ended June 30, 2002 include an increase in the valuation allowance, income earned by entities not subject to corporate income tax, and state taxes, net of the federal benefit.

8.    Commitments and Contingencies

From time to time, the Company is involved with claims that arise out of the normal course of its business. In the opinion of management, any resulting liability with respect to these claims would not have a material adverse effect on the Company’s financial condition or results of operations.

NEXSTAR FINANCE HOLDINGS, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As a result, the Company has restated its 1999 financial statements and reversed the related tax effect. The financial statement as of and for the year ended December 31, 2001 and the financial statement for the six months ended June 30, 2001 have also been restated to reflect the carryover effect of the change.

	Interest Expense, Including Amortization of Debt Financing Costs	Other Income (Expense) Net	Income Tax Benefit (Expense)	Net Loss
Balance of June 30, 2001
As previously reported	$(19,343)	$(420)	$368	$(19,802)
Reclassification upon adoption of SFAS No. 145	(263)
Adjustment to interest expense, including amortization of debt financing costs	(1,165)	(15)	15	(1,165)

As revised	$(20,771)	$(435)	$383	$20,967)

Balance of December 31, 2001
As previously reported	$(38,794)			$(38,319)
Reclassification upon adoption of SFAS No. 145	(335)
Adjustment to interest expense, including amortization of debt financing costs	(1,166)			(1,166)

As revised	$(40,295)			$(39,485)

NEXSTAR FINANCE HOLDINGS, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Initial Public Offering

On April 24, 2002, Nexstar’s indirect parent, Nexstar Broadcasting Group, Inc., filed for an initial public offering with the SEC. Nexstar Broadcasting Group, L.L.C., Nexstar’s indirect parent will undertake a reorganization in connection with the consummation of the initial public offering whereby Nexstar Broadcasting Group, L.L.C. and certain of its direct and indirect subsidiaries will be merged with and into, Nexstar Broadcasting Group, Inc., which will become the surviving corporation.

11.     Subsequent Event

On August 13, 2002, Nexstar Finance terminated the $60.0 million swap agreement for a payment of $5.25 million.

On March 18, 2003, Nexstar entered into an agreement to issue $130.0 million principal amount at maturity of Senior Discount Notes (the “new discount notes”) at a price of 57.442%. The new discount notes mature on April 1, 2013. Each new discount note will have an accreted value at maturity of $1,000. The new discount notes will not begin to accrue cash interest until April 1, 2008 with payments to be made every six months in arrears on April 1 and October 1. They are generally unsecured senior obligations effectively subordinated to all of Nexstar’s senior secured debt and are structurally subordinated to Nexstar’s notes. The transaction closed on March 27, 2003. This is in addition to $36.988 million of 16% senior discount notes issued on May 17, 2001.

NEXSTAR FINANCE HOLDINGS, L.L.C.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking and Cautionary Statements

The following discussion and analysis should be read in conjunction with the Unaudited Consolidated Balance Sheet as of June 30, 2002, Unaudited Consolidated Statement of Operations and Other Comprehensive Loss and other unaudited financial statements for the six months ended June 30, 2001 and 2002 and notes to related financial statements elsewhere in this document. The “forward-looking statements” in this discussion regarding the television broadcasting industry, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in the discussion are subject to numerous risks and uncertainties including those described in Nexstar’s Annual Report on Form 10-K/A for the year ended December 31, 2001. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” believe,” “expect” or “anticipate” and other similar words. Our actual results may differ materially from those contained in any forward-looking statements.

We make references throughout our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to comparisons on a “same station basis.” These comparisons refer to stations that we have owned or provided services to at the beginning and end of a particular period. In particular, references to a comparison on a same station basis for the six months ended June 30, 2001 versus the six months ended June 30, 2002 include the following stations: WYOU, KQTV, WTWO, WBRE, KFDX, KSNF, KBTV, WJET, WFXP, WROC, KJTL, KJBO, KTAB, KMID, KTAL, WCIA and WMBD. As used in the report, unless the context indicated otherwise. “Nexstar” refers to Nexstar Finance Holdings, L.L.C. and its consolidated subsidiaries including Nexstar Finance Holdings, Inc, “Nexstar Finance” refers to Nexstar Finance, L.L.C. a wholly-owned subsidiary of Nexstar, “Mission Group” refers to Bastet Broadcasting, Inc. and Mission Broadcasting of Wichita Falls, Inc., and all of their respective subsidiaries; and all references to “we,” “our,” and “us” refer, collectively, to Nexstar and the Mission Group.

Introduction

Nexstar owns and operates, through our subsidiaries, 14 television stations. Through various local service agreements with the Mission Group, Nexstar provides various management, sales or other services to additional television stations. The Mission Group entities are 100% owned by an independent third party. Collectively, these entities own and operate the following television stations: WYOU, WFXP, KJTL and KJBO-LP. Additionally, through a time brokerage agreement, Mission of Joplin, a subsidiary of Mission, provides most of the programming and administrative services for KODE pending the purchase of KODE’s assets in September 2002. Nexstar does not own the Mission Group television stations. In order for both Nexstar and the Mission Group to continue to comply with FCC regulations, the Mission Group must maintain complete responsibility for and control over programming, finances, personnel and operations of its stations. However, as a result of Nexstar Finance’s guarantee of the Mission Group’s debt and our arrangements under the local service agreements and purchase option agreements with the Mission Group, we are deemed under U.S. generally accepted accounting principles (“U.S. GAAP”) to have a controlling financial interest in the Mission Group. Nexstar has entered into various service agreements with all of the Mission Group stations. Nexstar has a time brokerage agreement with WFXP, which allows us to program most of the station’s broadcasting time, sell the station’s advertising time and retain the advertising revenue generated by WFXP. Nexstar has a shared services agreement with KJTL and KJBO-LP, which allows the sharing of services including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments from the Mission Group as described in the shared services agreements. These payments have had the effect of Nexstar receiving substantially all of the available cash, after payment of debt service costs, generated by KJTL and KJBO-LP. Nexstar anticipates that the payments required by the shared services agreements with KJTL and KJBO-LP will continue to have the effect of Nexstar receiving substantially all of the available cash, after payment of debt service costs, generated by

NEXSTAR FINANCE HOLDINGS, L.L.C.

KJTL and KJBO-LP. Through a joint sales agreement, Nexstar has also acquired the rights to sell and receive the revenue from the advertising time on KJTL and KJBO-LP in return for monthly payments to the Mission Group. Nexstar has a shared services agreement with each of WYOU and KODE, which have terms substantially similar to the terms of the shared services agreement with KJTL and KJBO-LP. Nexstar’s ability to receive cash from the Mission Group is governed by the agreements described above.

In addition to providing certain services to the Mission Group television stations, Nexstar Finance also guarantees the debt of the Mission Group. The Mission Group is a guarantor of the senior credit facility entered into and the senior subordinated notes issued by Nexstar Finance.

The owner of the Mission Group has granted to Nexstar a purchase option on each Mission Group entity to acquire the assets and liabilities of each entity for consideration equal to the greater of (1) seven times the station’s broadcast cash flow less the amount of indebtedness as defined in the option agreement or (2) the amount of its indebtedness. These option agreements are freely exercisable or assignable by Nexstar without consent or approval by the owner of the Mission Group.

Nexstar does not own the Mission Group or the Mission Group’s television stations. However, as a result of Nexstar Finance’s guarantee of the Mission Group’s debt and our arrangements under the local service arrangements and purchase option agreements with the Mission Group, we are deemed under U.S. GAAP to have a controlling financial interest in the Mission Group while complying with the FCC’s rules regarding ownership limits in television markets. In order for both Nexstar and the Mission Group to continue to comply with FCC regulations, the Mission Group must maintain complete responsibility for and control over programming, finances, personnel and operations of its stations. As a result of our controlling financial interest in the Mission Group under U.S. GAAP and in order to present fairly our financial position, results of operations and cash flows, we consolidate the financial position, results of operations and cash flows of the Mission Group as if it were a wholly-owned entity. We believe this presentation is meaningful for understanding our financial performance. Therefore, the following discussion of our financial condition and results of operations includes the Mission Group’s financial statements.

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

Each of our stations has a network affiliation agreement pursuant to which the network provides programming to the station during specified time periods, including prime time. Each of NBC, CBS and ABC compensates our affiliated stations for distributing the network’s programming over the air and for allowing the network to keep a portion of advertising inventory during those time periods. Each station acquires licenses to broadcast programming in non-news time periods during the remainder of the day. The licenses are either purchased from a program distributor for cash and/or the program distributor is allowed to retain some of the advertising inventory as compensation to eliminate or reduce the cash cost for the license, the latter is referred to as barter broadcast rights. The station records the estimated fair market value of the licenses, including any advertising inventory given to the program distributor, as a broadcast right asset and liability. The assets are

NEXSTAR FINANCE HOLDINGS, L.L.C.

amortized as a component of amortization of broadcast rights. Amortization is computed using the straight-line method based on the license period or usage, whichever is greater. The cash broadcast rights liabilities are reduced by monthly payments while the barter liability is amortized over the life of the contract as a component of trade and barter revenue.

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

Most advertising contracts are short-term and generally run for a few weeks. Excluding political revenue, 62.2% and 65.6% of our spot revenue for the six months ended June 30, 2001 and 2002, respectively, was generated from local advertising. The remainder of our advertising revenue represents inventory sold for national or political advertising. Each station has an agreement with a national representative firm that provides for representation outside the particular station’s market. National commission rates vary within the industry and are governed by each station’s agreement. All national and political revenue derived from advertisements is placed by advertising agencies. The agencies receive a commission rate of 15.0% for the gross amount of revenue related to the advertising schedules placed by them. While the majority of local spot revenue is placed by local agencies, some advertisers place their advertisements directly with our stations’ local sales staff, thereby eliminating the agency commission.

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

On April 1, 2002, Nexstar entered into a shared services agreement with Mission Broadcasting of Joplin, Inc. to provide news production, technical maintenance and security, in exchange for monthly fees paid to Nexstar. The services provided by Nexstar resulted in higher miscellaneous revenues and operating expenses for Nexstar-owned KSNF, the station providing the services.

The local service agreements, which were entered into during the fiscal year ended December 31, 2001, affect the year-to-year comparability of the operating results discussed below. Additionally, on April 1, 2002, we converted WCFN from a satellite station of WCIA to a UPN-affiliated station. At that time WCFN became a full-power station capable of generating revenues of its own. For discussion purposes on a same station basis, we have excluded WCFN’s revenues and expenses.

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

NEXSTAR FINANCE HOLDINGS, L.L.C.

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

On August 13, 2002, we terminated the $60.0 million swap agreement for a payment of $5.25 million.

On March 18, 2003, Nexstar entered into an agreement to issue $130.0 million principal amount at maturity of Senior Discount Notes (“New Discount Notes”) at a price of 57.442%. The New Discount Notes mature on April 1, 2013. Each New Discount Note will have an accreted value at maturity of $1,000. The New Discount Notes will not begin to accrue cash interest until April 1, 2008 with payments to be made every six months in arrears on April 1 and October 1. They are generally unsecured senior obligations effectively subordinated to all of Nexstar’s senior secured debt and are structurally subordinated to Nexstar’s Notes. The transaction closed on March 27, 2003. The New Discount Notes are structurally subordinated to the Notes. We may be required to refinance Nexstar Finance’s Notes to allow Nexstar Finance to distribute cash to us to allow us to make payments including mandatory redemption payments on the New Discount Notes and our existing Discount Notes. We can not be certain that we will be able to refinance Nexstar Finance’s Notes on acceptable terms.

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

Historical Performance

Revenue

The following table sets forth the principal types of revenue received by our stations for the periods indicated and each type of revenue (other than trade and barter) as a percentage of total gross revenue, as well as agency and national sales representative commissions:

	Three Months Ended June 30,				Six Months Ended June 30,
	2001		2002		2001		2002
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)				(dollars in thousands)
Local	$16,480	55.6	$19,526	58.1	$31,568	56.1	$36,161	56.8
National	10,298	34.7	10,335	30.8	19,163	34.1	18,992	29.9
Political	532	1.8	1,627	4.8	637	1.2	4,231	6.7
Network compensation	1,758	5.9	1,660	4.9	3,513	6.2	3,257	5.1
Other	575	2.0	475	1.4	1,365	2.4	981	1.5

Total gross revenue	29,643	100.0	33,623	100.0	56,246	100.0	63,622	100.0
Less: Agency and national representative commissions	4,064	13.7	4,633	13.8	7,587	13.5	8,692	13.7

Net broadcast revenue	25,579	86.3	28,990	86.2	48,659	86.5	54,930	86.3
Trade and barter revenue	2,467		2,531		4,992		4,914

Total net revenue	$28,046		$31,521		$53,651		$59,844

NEXSTAR FINANCE HOLDINGS, L.L.C.

Results of Operations

The following table sets forth a summary of our operations for the periods indicated and their percentages of total net revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2001		2002		2001		2002
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)				(dollars in thousands)
Total net revenue	$28,046	100.0	$31,521	100.0	$53,651	100.0	$59,844	100.0
Operating expenses:
Corporate expenses	571	2.0	939	3.0	1,358	2.5	1,861	3.1
Station direct operating expenses, net of trade	7,034	25.1	7,812	24.8	14,357	26.8	15,624	26.1
Selling, general and administrative expenses	6,169	22.0	7,528	23.9	12,507	23.3	15,140	25.3
Trade and barter expense	2,528	9.0	2,466	7.8	5,092	9.5	4,813	8.0
Depreciation and amortization	8,380	29.9	6,470	19.9	16,738	31.2	12,877	21.2
Amortization of broadcast rights, excluding barter	1,887	6.7	1,861	5.9	3,899	7.3	3,787	6.3

Income (loss) from operations	$1,477		$4,445		$(300)		$5,742

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Net broadcast revenue for the three months ended June 30, 2002 was $29.0 million, an increase of $3.4 million, compared to $25.6 million for the three months ended June 30, 2001. An increase in net broadcast revenue of $2.1 million was attributed to stations for which a local service arrangement was initiated after January 1, 2001 and WCFN. On a same station basis, net broadcast revenue for the three months ended June 30, 2002 was $26.9 million as compared to $25.6 million for June 30, 2001, an increase of 5.1%. Of this increase, $0.9 million was political revenue resulting from election campaigns in most of our markets, $1.3 million was attributed to an increase in local demand, offset, in part, by a decline in national revenue of $0.4 million and the renewals of network affiliation agreements at five of our stations which resulted in a decrease in network compensation of $0.5 million, on a same station basis.

Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses, net of trade, for the three months ended June 30, 2002 were $15.3 million, compared to $13.2 million for the three months ended June 30, 2001, an increase of $2.1 million. Of this increase, $1.9 million was attributed to stations for which a local service arrangement was initiated after January 1, 2001 and WCFN. On a same station basis, direct operating expenses for the three months ended June 30, 2002 were $13.4 million as compared to $13.2 million for the three months ended June 30, 2001, a 1.5% increase. This increase was attributed to additional expense incurred by KSNF to accommodate the shared services agreement in Joplin that began on April 1, 2002.

Corporate expenses, related to costs associated with the centralized management of our stations, for the three months ended June 30, 2002 were $0.9 million, compared to $0.6 million for the three months ended June 30, 2001, an increase of $0.3 million. The increase was primarily attributed to an increase in professional fees and the accrual of bonuses.

NEXSTAR FINANCE HOLDINGS, L.L.C.

Amortization of broadcast rights, excluding barter, for the three months ended June 30, 2002 was $1.9 million, compared to $1.9 million for the three months ended June 30, 2001, flat with the prior year. The stations for which a local service arrangement was initiated after January 1, 2001 and WCFN had no material affect on film amortization.

Depreciation of property and equipment was $3.3 million for the three months ended June 30, 2002, compared to $3.3 million for the three months ended June 30, 2001, flat to the prior year. The stations for which a local service arrangement was initiated after January 1, 2001 and WCFN had no material effect on depreciation. The amortization of intangibles was $3.2 million for the three months ended June 30, 2002, compared to $5.1 million for the same period in 2001. The decrease in amortization was attributed to the elimination of amortization of indefinite-lived intangible assets, including goodwill.

Income from operations for the three months ended June 30, 2002 was $4.4 million, compared to $1.5 million for the three months ended June 30, 2001, an increase of $2.9 million. The stations for which a local service arrangement was initiated after January 1, 2001 and WCFN had no material affect on income from operations.

Interest expense for the three months ended June 30, 2002 was $9.7 million, compared to $11.5 million for the same period in 2001. The decrease was primarily attributed to a $1.5 million write off of debt financing costs in 2001.

As a result of the factors discussed above, our net loss was $5.2 million for the three months ended June 30, 2002, compared to $10.2 million for the same period in 2001, a decrease in net loss of $5.0 million.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Net broadcast revenue for the six months ended June 30, 2002 was $54.9 million, an increase of $6.2 million, compared to $48.7 million for the six months ended June 30, 2001. An increase in net broadcast revenue of $3.9 million was attributed to stations for which a local service arrangement was initiated after January 1, 2001 and WCFN. On a same station basis, net broadcast revenue for the six months ended June 30, 2002 was $51.0 million as compared to $48.7 million for June 30, 2001, an increase of 4.7%. Of this increase, $2.8 million was political revenue resulting from election campaigns in most of our markets, $1.4 million was attributed to an increase in local demand, offset, in part, by a decline in national revenue of $0.8 million and the renewals of network affiliation agreements at five of our stations which resulted in a decrease in network compensation of $1.1 million, on a same station basis.

Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses, net of trade, for the six months ended June 30, 2002 were $30.8 million, compared to $26.9 million for the six months ended June 30, 2001, an increase of $3.9 million. Of the $3.9 million increase in operating expenses, $3.6 million was attributed to stations for which a local service arrangement was initiated after January 1, 2001 and WCFN. On a same station basis, operating expenses for the six months ended June 30, 2002 were $27.2 million as compared to $26.9 million for the six months ended June 30, 2001, an increase of 1.1%.

Corporate expenses, related to costs associated with the centralized management of our stations, for the six months ended June 30, 2002 were $1.9 million, compare to $1.4 million for the six months ended June 30, 2001, an increase of $0.5 million. The increase was primarily attributed to an increase in professional fees and the accrual of bonuses.

NEXSTAR FINANCE HOLDINGS, L.L.C.

Amortization of broadcast rights, excluding barter, for the six months ended June 30, 2002 was $3.8 million, compared to $3.9 million for the six months ended June 30, 2001, relatively flat with the prior year. The stations for which a local service arrangement was initiated after January 1, 2001 and WCFN had no material effect on amortization of broadcast rights.

Depreciation of property and equipment was $6.4 million for the six months ended June 30, 2002, compared to $6.2 million for the six months ended June 30, 2001, an increase of $0.2 million. The increase in depreciation was attributed to the depreciation of ongoing capital expenditures at the stations. The stations for which a local service arrangement was initiated after January 1, 2001 and WCFN had no material effect on depreciation. The amortization of intangibles was $6.5 million for the six months ended June 30, 2002, compared to $10.6 million for the same period in 2001. The decrease in amortization was attributed to the elimination of amortization of indefinite-lived intangible assets, including goodwill.

Income from operations for the six months ended June 30, 2002 was $5.7 million, compared to a loss from operations of $0.3 million for the six months ended June 30, 2001. Of the $6.0 million improvement, approximately $0.3 million was attributed to income from operations from stations for which a local service arrangement was initiated after January 1, 2001 and WCFN. On a same station basis, income from operations for the six months ended June 30, 2002 was $5.6 million, as compared to a loss from operations of $0.3 million for the six months ended June 30, 2001. The $5.9 million improvement in income from operations is primarily a result of the elimination of approximately $4.0 million of amortization for indefinite-lived intangible assets, including goodwill, and higher net revenues from political advertising.

Interest expense, including amortization of debt financing cost, for the six months ended June 30, 2002 was $19.2 million, compared to $20.8 million for the same period in 2001. Interest expense for the six months ended June 30, 2001 includes a reclassification of $1.4 million previously classified as an extraordinary loss from refinancing the credit facilities.

As a result of the factors discussed above, our net loss was $12.7 million for the six months ended June 30, 2002, compared to $21.0 million for the same period in 2001, a decrease in net loss of $8.3 million.

Liquidity and Capital Resources

As of June 30, 2002, cash and cash equivalents were $4.1 million compared to $2.4 million as of June 30, 2001.

Our primary sources of liquidity are cash flows from operating activities, borrowings from our senior credit facilities and capital contributions. Cash flows provided by operating activities were $4.2 million for the six months ended June 30, 2002, as compared to $3.0 million for the six months ended June 30, 2001. The comparative increase in cash flows provided by operations of $1.2 million is primarily due to the timing of payments made or received on operating assets and liabilities along with improved operating results for the six months ended June 30, 2002 compared to the same period in 2001.

Cash flows used for investing activities was $4.0 million for the six months ended June 30, 2002, as compared to $111.9 million for the six months ended June 30, 2001. Investing activities for the six months ended June 30, 2002 was associated with ongoing equipment purchases. Investing activities for the same period in 2001 was associated with purchasing WCIA and WMBD for approximately $108.0 million and ongoing equipment purchases.

Cash flows used for financing activities were $1.9 million for the six months ended June 30, 2002, as compared to cash flows provided by financing activities of $108.5 million for the six months ended June 30,

NEXSTAR FINANCE HOLDINGS, L.L.C.

2001. The change in cash flows from financing activities for the six months ended June 30, 2002 was primarily the result of revolver borrowings of $2.5 million, less repayments of loans of $2.7 million and a distribution to Nexstar’s parent company, Nexstar Finance Holdings II, L.L.C. of $1.4 million. For the six months ended June 30, 2001, the change in cash flows from financing activities was the result of (1) borrowings under the new senior credit facilities of $278.8 million with a subsequent borrowing and repayment of $160.1 million as a result of the amendment on June 14, 2001 on the credit agreement governing our senior credit facilities, (2) borrowings of $153.6 million under the senior subordinated notes issued in March 2001, (3) borrowing and subsequent repayment of a $40.0 million interim loan, (4) borrowings of $18.7 million from the issuance of senior discount notes, (5) additional equity proceeds of $58.3 million (net of a $8.0 million distribution), which were used to assist in financing the January 2001 acquisition, less the repayment of the existing senior credit facilities, and (6) transaction and financing costs of approximately $18.2 million. As of June 30, 2002, there were $68.9 million of unused commitments under the senior credit facilities, of which $15.0 million was available on the Term A facility. However, of the $68.9 million of unused commitments, approximately $7.0 million could be drawn in compliance with the financial covenants under the senior credit facilities. We were in compliance with all covenants contained in the credit agreements and indentures governing our senior credit facilities, the senior subordinated notes and the senior discount notes at June 30, 2002.

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

Digital Conversion

FCC regulations required us to commence digital operations by May 1, 2002, in addition to continuing our analog operations, unless an extension of time was granted. We received an extension of time, through December 1, 2002, to begin digital operations at all of the stations except WCIA and WCFN, which met the May 1, 2002 deadline. Nexstar and the Mission Group have received further extensions of time until May 1, 2003 for the seven Nexstar-owned stations and three Mission-owned stations which did not meet the December 1, 2002 deadline. Our most recent estimate is that the digital conversion will require an average initial capital expenditure of $0.2 million per station for low-power transmission of a digital signal and an average additional capital expenditure of $0.7 million per station to modify the transmitter for full-power digital signal transmission. There were no expenditures for digital conversion in 2001 and $0.3 million for the six months ended June 30, 2002. We anticipate that digital conversion expenditures will be funded through available cash on hand and cash generated from operations.

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

SFAS No. 142 requires that goodwill be tested for impairment using a two-step process. The first step is to identify a potential impairment by comparing the fair value of a station with its carrying amount and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company’s fiscal year. We completed the first step of the impairment test during the quarter ended June 30, 2002 using the discounted cash flow method to estimate the fair value of each station. The valuation assumptions used in the discounted cash flow model reflected anticipated future operating results and cash flow based on its business plans. As a result of this test, we identified three stations that require additional testing for impairment of goodwill. The net carrying amount of goodwill for these three stations at January 1, 2002 was $40.1 million. We have begun, but not completed, the second step to measure the amount of the impairment loss, which will be completed by December 31, 2002. During the year ended December 31, 2001, we incurred goodwill amortization expense of $2.8 million.

FCC licenses have been tested for impairment using a one-step process, which compares the fair value to the carrying amount of the asset on a station by station basis as of January 1, 2002. The fair value of the station was determined using the discounted cash flow valuation method that excludes network compensation payments, assuming a hypothetical startup whose only asset is the FCC license. The test resulted in no impairment being identified.

On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ” and the accounting and reporting provisions relating to the disposal of a segment of a business described in Accounting Principles Board Opinion No. 30. The adoption did not have a material impact on our financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4 and SFAS No. 64, which addressed the accounting for gains and losses from extinguishment of debt. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 also makes technical corrections to certain existing pronouncements that are not substantive in nature. Nexstar adopted SFAS No. 145 effective for the year ended December 31, 2002 and as a result has reclassified $1.4 million of extraordinary loss from the refinancing of credit facilities to interest expense for the six months ended June 30, 2001.

NEXSTAR FINANCE HOLDINGS, L.L.C.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations.

At June 30, 2002, we had in effect three interest rate swap agreements, with commercial banks, with notional amounts of $93.3 million, $20.0 million and $60.0 million. Our $93.3 million and $20.0 million interest rate swap agreements require us to pay a fixed rate and receive a floating rate thereby creating fixed rate debt. The $60.0 million swap agreement required us to pay a floating rate and receive a fixed rate. The differential to be paid or received on the swaps is accrued as an adjustment to interest expense. We are exposed to credit loss in the event of nonperformance by the counter-party. The net fair value of the interest rate swap agreements, which represent the cash that we would pay to settle the agreements, was approximately $0.5 million and $2.4 million at June 30, 2002 and December 31, 2001, respectively. On August 13, 2002, we terminated the $60.0 million swap agreement for a payment of $5.25 million.

The following table estimates the changes to cash flow from operations if interest rates were to fluctuate by 100 or 50 basis points, or bps (where 100 basis points represents one percentage point), for a twelve-month time horizon after giving effect to the interest rate swap agreements described above:

	Interest Rate Decrease		No Change to Interest Rate	Interest Rate Increase
	100 bps	50 bps		50 bps	100 bps
	(dollars in thousands)
Senior credit facilities(1)	$6,580	$6,653	$6,727	$6,800	$6,873
12% senior subordinated notes due 2008	19,200	19,200	19,200	19,200	19,200
16% senior discount notes due 2009	4,017	4,017	4,017	4,017	4,017

Total	$29,797	$29,870	$29,944	$30,017	$30,090

(1)	Excludes effect of applicable margin as defined in the senior credit agreement.

NEXSTAR FINANCE HOLDINGS, L.L.C.

PART II

ITEM 1.    LEGAL PROCEEDINGS

Not applicable.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.    OTHER INFORMATION

Not applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibits are filed with this report and made a part hereof.

	99.1	Certification of Perry A. Sook pursuant to 18 U.S.C. ss.1350.

	99.2	Certification of G. Robert Thompson pursuant to 18 U.S.C. ss.1350.

(b)	Reports on Form 8-K.

None.

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

Date: May 20, 2003

By:	/S/ G. ROBERT THOMPSON
G. Robert Thompson
Chief Financial Officer