Form 10-Q
period 2003-06-30
NEXSTAR FINANCE HOLDINGS INC; NEXSTAR FINANCE HOLDINGS LLC
filed 2003-08-14
CIK 1158165, 1158168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2003

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ________ to ________ .

Commission File Number: 333-68964

NEXSTAR FINANCE HOLDINGS, L.L.C. NEXSTAR FINANCE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	23-3083129 23-3063153
(State of Organization or Incorporation)	(IRS Employer Identification No.)

909 Lake Carolyn Parkway, Suite 1450 Irving, Texas 75039	(972) 373-8800
(Address of Principal Executive Offices, including Zip Code)	(Registrant’s Telephone Number, Including Area Code)

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

          As of June 30, 2003, Nexstar Finance Holdings, L.L.C. had one member, Nexstar Finance Holdings II, L.L.C., and Nexstar Finance Holdings, Inc. had 1,000 shares of common stock outstanding, all of which were owned by Nexstar Finance Holdings, L.L.C.

i

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NEXSTAR FINANCE HOLDINGS, L.L.C.

CONSOLIDATED BALANCE SHEETS

	December 31, 2002	June 30, 2003

	(Unaudited)	(Unaudited)
	(dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$19,879	$97,740
Accounts receivable, net of allowance for doubtful accounts of $660 and $1,008, respectively	26,065	28,507
Current portion of broadcast rights	10,357	4,611
Prepaid expenses and other current assets	1,005	1,668
Deferred tax assets	43	43
Taxes receivable	—	295

Total current assets	57,349	132,864
Property and equipment, net	54,612	58,777
Broadcast rights	3,392	3,237
Due from parent entities	1,685	2,215
Other noncurrent assets	2,585	41,824
Goodwill, net .	60,708	61,015
Intangible assets, net	220,987	221,157

Total assets	$401,318	$521,089

LIABILITIES AND MEMBER’S INTEREST
Current liabilities:
Current portion of debt	$2,567	$925
Current portion of broadcast rights payable	10,581	4,760
Accounts payable	2,624	3,088
Accrued expenses	7,000	8,638
Taxes payable	57	—
Interest payable	4,964	5,685
Deferred revenue	438	368

Total current liabilities	28,231	23,464
Debt	317,450	458,473
Broadcast rights payable	3,732	3,602
Deferred tax liabilities	5,891	6,327
Deferred revenue	2,171	2,957
Other liabilities	5,641	5,099

Total liabilities	363,116	499,922

Commitments and contingencies (Note 9)
Minority interest in consolidated entity	—	2,953

Member’s interest:
Contributed capital	153,324	151,804
Accumulated deficit	(115,122)	(133,590)

Total member’s interest	38,202	18,214

Total liabilities and member’s interest	$401,318	$521,089

The accompanying notes are an integral part of these consolidated financial statements.

NEXSTAR FINANCE HOLDINGS, L.L.C.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2003	2002	2003

	(Unaudited)		(Unaudited)
	(dollars in thousands)		(dollars in thousands)
Revenue (excluding trade and barter)	$33,623	$39,735	$63,622	$71,436
Less: commissions	(4,633)	(5,441)	(8,692)	(9,669)

Net broadcast revenue (excluding trade and barter)	28,990	34,294	54,930	61,767
Trade and barter revenue	2,531	2,461	4,914	5,617

Total net revenue	31,521	36,755	59,844	67,384

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	8,819	9,864	17,320	20,201
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	8,467	10,362	17,001	19,549
Amortization of broadcast rights	3,320	3,527	6,904	7,359
Amortization of intangible assets	3,218	3,515	6,474	7,137
Depreciation	3,252	2,892	6,403	5,831

Total operating expenses	27,076	30,160	54,102	60,077

Income from operations	4,445	6,595	5,742	7,307
Interest expense, including amortization of debt financing costs	(9,659)	(11,495)	(19,237)	(26,591)
Interest income	25	255	58	324
Other income (expenses), net	(1,263)	315	(262)	546

Loss before income taxes and cumulative effect of change in accounting principle	(6,452)	(4,330)	(13,699)	(18,414)
Income tax benefit (expense)	1,255	(48)	1,053	(159)

Loss before cumulative effect of change in accounting principle and minority interest in consolidated entity	(5,197)	(4,378)	(12,646)	(18,573)
Cumulative effect of change in accounting principle, net of tax (Note 2)	—	—	(27,419)	—
Minority interest in consolidated entity	—	105	—	105

Net loss	$(5,197)	$(4,273)	$(40,065)	$(18,468)

Other comprehensive loss:
Change in market value of derivative instrument	$955	$—	$1,920	$—

Net loss and other comprehensive loss	$(4,242)	$(4,273)	$(38,145)	$(18,468)

The accompanying notes are an integral part of these consolidated financial statements.

NEXSTAR FINANCE HOLDINGS, L.L.C.

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S INTEREST

	Contributed Capital	Accumulated Deficit	Other Comprehensive Loss	Total Member’s Interest

	(dollars in thousands)
Balance at January 1, 2002 (Unaudited)	$154,736	$(68,326)	$(3,731)	$82,679
Contributions	3	—	—	3
Distributions	(1,416)	—	—	(1,416)
Net loss	—	(40,065)	—	(40,065)
Change in market value of derivative instrument	—	—	1,920	1,920

Balance at June 30, 2002 (Unaudited)	153,323	(108,391)	(1,811)	43,121
Contributions	3	—	—	3
Distributions	(2)	—	—	(2)
Net loss	—	(6,731)	—	(6,731)
Change in market value of derivative instrument	—	—	1,811	1,811

Balance at December 31, 2002 (Unaudited)	153,324	(115,122)	—	38,202
Distributions	(1,520)	—	—	(1,520)
Net loss	—	(18,468)	—	(18,468)

Balance at June 30, 2003 (Unaudited)	$151,804	$(133,590)	$—	$18,214

The accompanying notes are an integral part of these consolidated financial statements.

NEXSTAR FINANCE HOLDINGS, L.L.C.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,

	2002	2003

	(Unaudited)
	(dollars in thousands)
Cash flows from operating activities:
Net loss	$(40,065)	$(18,468)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(416)	436
Depreciation of property and equipment	6,403	5,831
Amortization of intangible assets	6,474	7,137
Amortization of debt financing costs	1,410	6,968
Amortization of broadcast rights, excluding barter	3,787	3,588
Payments for broadcast rights	(3,936)	(3,648)
Loss (gain) on asset disposal, net	(14)	3
Cumulative effect of change in accounting principle, net of tax	27,419	—
Amortization of debt discount	2,087	4,606
Effect of accounting for derivative instruments	1,704	(934)
Minority interest in consolidated entity	—	(105)
Changes in assets and liabilities:

Increase in accounts receivable and due from parent entities	(950)	(2,169)
Increase in prepaid expenses and other current assets	(223)	(663)
Increase in taxes receivable	(787)	(295)
Decrease in other noncurrent assets	587	611
Increase in accounts payable and accrued expenses	721	2,060
Decrease in taxes payable	—	(57)
Increase (decrease) in interest payable	(1,023)	721
Increase in deferred revenue	1,033	716

Net cash provided by operating activities	4,211	6,338

Cash flows from investing activities:
Additions to property and equipment, net	(3,936)	(4,297)
Proceeds from sale of assets	—	6
Acquisition of broadcast properties and related transaction costs	(35)	(8,975)
Down payment on acquisition of stations	—	(41,450)

Net cash used for investing activities	(3,971)	(54,716)

Cash flows from financing activities:
Proceeds from debt issuance	—	259,675
Repayment of loans	(2,671)	(161,656)
Proceeds from revolver draws	2,500	37,150
Payments for debt finance costs	(347)	(7,410)
Capital contributions	3	—
Distributions	(1,416)	(1,520)

Net cash provided by (used for) financing activities	(1,931)	126,239

Net increase (decrease) in cash and cash equivalents	(1,691)	77,861
Cash and cash equivalents at beginning of period	5,802	19,879

Cash and cash equivalents at end of period	$4,111	$97,740

The accompanying notes are an integral part of these consolidated financial statements.

NEXSTAR FINANCE HOLDINGS, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Business Operations

        Nexstar Finance Holdings, L.L.C. (“Nexstar”) owns, operates and programs, through its subsidiaries, six NBC-affiliated television stations, three ABC-affiliated television stations, four CBS-affiliated television stations and one UPN-affiliated television station in the United States of America. Nexstar has an outsourcing agreement to provide services for a Fox affiliate owned by a subsidiary of Sinclair Broadcast Group, Inc. Through various local service agreements, Nexstar (i) programs one Fox-affiliated television station, one NBC-affiliated station and one ABC-affiliated station each under a Time Brokerage Agreement (“TBA”), (ii) has Shared Services Agreements (“SSA”) with two NBC-affiliated television stations, a CBS-affiliated television station and an ABC-affiliated television station and (iii) has SSAs and Joint Sales Agreements (“JSA”) with two Fox-affiliated television stations and a low-power UPN-affiliated television station. The television stations described above are located in New York, Pennsylvania, Illinois, Indiana, Missouri, Texas, Louisiana, Arkansas and Alabama.

        Television broadcasting is subject to the jurisdiction of the Federal Communications Commission (“FCC”) under the Communications Act of 1934, as amended (the “Communications Act”). The Communications Act prohibits the operation of television broadcasting stations, except under a license issued by the FCC, and empowers the FCC, among other things, to issue, revoke, and modify broadcasting licenses, determine the location of television stations, regulate the equipment used by television stations, adopt regulations to carry out the provisions of the Communications Act and impose penalties for the violation of such regulations.

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

2.     Summary of Significant Accounting Policies

Basis of Presentation

        The consolidated financial statements include the accounts of Nexstar and its wholly-owned subsidiaries and independently-owned Mission Broadcasting, Inc. (“Mission”) (collectively, the “Company”). Mission owns and operates the following television stations: WYOU, WFXP, KODE, KJTL, KJBO-LP, KRBC and KACB. In addition, Mission provides most of the programming for WBAK, pursuant to a TBA. Nexstar does not own Mission or Mission’s television stations; however, under U.S. generally accepted accounting principles (“US GAAP”), Nexstar is deemed to have a controlling financial interest in them due to Nexstar’s guarantee of Mission’s debt and the service and purchase option agreements described below. Additionally, Nexstar has evaluated the impact of accounting for Mission under Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation on Accounting Research Bulletin No. 51” (“FIN No. 46”) and has determined that Nexstar will be required to continue consolidating Mission’s financial statements under US GAAP. In order for both Nexstar and Mission to continue to comply with FCC regulations, Mission must maintain complete responsibility for and control over programming, finances, personnel and operations of its stations. Nexstar has entered into various service agreements with all of Mission’s stations. Nexstar has a TBA with WFXP, which allows Nexstar to program most of the station’s broadcast time, sell the station’s advertising time and retain the advertising revenue generated by WFXP in exchange for monthly payments to Mission. Nexstar has an SSA with KJTL and KJBO-LP, which allows the sharing of services including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments from Mission as described in the SSA. These payments have had the effect of Nexstar receiving substantially all of the available cash, after payment of debt service costs, generated by KJTL and KJBO-LP. Nexstar anticipates that the payments required by the SSA with KJTL and KJBO-LP will continue to have the effect of Nexstar receiving substantially all of the available cash, after payment of debt service costs, generated by KJTL and KJBO-LP. Pursuant to a JSA, Nexstar has also acquired the right to sell and receive the revenue from the advertising time on KJTL and KJBO-LP in return for monthly payments to Mission. Nexstar has an SSA with each of WYOU, KODE, KRBC, KACB and WBAK and has a JSA with WBAK, which have terms substantially similar to the terms of the SSA and JSA, as applicable, with KJTL and KJBO-LP, except that the payment terms for the WYOU, KRBC and KACB SSAs provide for payment of a flat monthly fee. Nexstar’s ability to receive cash from Mission is governed by the agreements described above.

        In addition to providing certain services to Mission’s television stations, Nexstar is also the guarantor of Mission’s debt (See Note 7). Mission is a guarantor of the senior credit facilities entered into and the senior subordinated notes issued by a wholly owned subsidiary of Nexstar (See Note 7). The shareholder of Mission has granted Nexstar a purchase option to acquire the assets and liabilities of each Mission station for consideration equal to the greater of (1) seven times the station’s broadcast cash flow as defined in the option agreement less the amount of its indebtedness as defined in the option agreement or (2) the amount of its indebtedness. These option agreements are freely exercisable or assignable by Nexstar without consent or approval by the shareholder of Mission.

        As a result of the service arrangements, the debt guarantees and the option agreements with Mission, Nexstar is deemed to have a controlling financial interest in Mission under US GAAP while complying with the FCC’s rules regarding ownership limits in television markets. As a result of Nexstar’s controlling financial interest in Mission under US GAAP, Nexstar consolidates the financial position, results of operations and cash flows of Mission with Nexstar as if it were a wholly-owned entity of Nexstar in order to provide a more meaningful presentation of Nexstar’s performance. Because Mission has a net asset deficit and because there is no binding obligation on the shareholder of Mission to make capital contributions to cover the deficit, Nexstar recognizes 100% of Mission’s losses. As discussed above, Nexstar has considered the method of accounting under FIN No. 46 and has determined that it will be required to continue consolidating Mission’s financial statements.

NEXSTAR FINANCE HOLDINGS, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.     Summary of Significant Accounting Policies—(Continued)

        The financial statements as of June 30, 2003 and for the three months and six months ended June 30, 2002 and 2003 are unaudited. However, in the opinion of management, such statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with U.S. GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. The financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

        All intercompany account balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation. Unless otherwise noted, all dollars are in thousands.

Trade Transactions

        The Company trades certain advertising time for various goods and services. These transactions are recorded at the estimated fair value of the goods or services received. Revenue from trade transactions is recognized when advertisements are broadcast and services or merchandise received are charged to expense or capitalized when received or used.  The Company recorded $0.7 million and $1.1 million of trade revenue for the three months ended June 30, 2003 and 2002, respectively, and $1.8 million of trade revenue for both the six months ended June 30, 2003 and 2002, respectively.

Broadcast Rights and Broadcast Rights Payable, Cash and Barter

        Broadcast rights, primarily in the form of syndicated programs and feature movie packages, are initially recorded at the amount paid or payable to program suppliers for the limited right to broadcast the suppliers’ programming and are recorded when the following criteria are met: 1) the cost of each program is known or reasonably determinable, 2) the license period must have begun, 3) the program material has been accepted in accordance with the license agreement, and 4) the programming is available for use. Broadcast rights are stated at the lower of unamortized cost or net realizable value. Amortization is computed using the straight-line method based on the license period or usage, whichever yields the greater expense. The current portion of broadcast rights represents those rights available for broadcast which will be amortized in the succeeding year.

        The Company barters advertising time for certain program material. These transactions, except those involving exchange of advertising time for network programming, are recorded at management’s estimate of the value of the advertising time exchanged, which approximates the fair value of the program material received. The value of advertising time exchanged is estimated by applying average historical advertising rates for specific time periods. The Company recorded $1.8 million and $1.5 million of barter revenue for the three months ended June 30, 2003 and 2002, respectively, and $3.8 million and $3.1 million of barter revenue for the six months ended June 30, 2003 and 2002, respectively. The Company recorded $2.3 million and $2.5 million of trade and barter expense for the three months ended June 30, 2003 and 2002, respectively, and $5.6 million and $4.8 million of trade and barter expense for the six months ended June 30, 2003 and 2002, respectively.

Intangible Assets

        Intangible assets include FCC licenses, network affiliation agreements, and goodwill.  On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 requires companies to cease amortizing certain intangible assets including goodwill and FCC licenses.  The amortization of existing goodwill and FCC licenses resulting from acquisitions completed prior to July 1, 2001 ceased on December 31, 2001. Any goodwill and FCC licenses resulting from acquisitions completed after June 30, 2001 were not and will not be amortized. SFAS No. 142 established a new method of testing goodwill and FCC licenses for impairment on an annual basis or on an interim basis if an event occurs or circumstances change which would reduce the fair value of a reporting unit below its carrying value.

NEXSTAR FINANCE HOLDINGS, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.     Summary of Significant Accounting Policies—(Continued)

        As required by SFAS No. 142, the Company completed a transitional impairment test for goodwill and FCC licenses as of January 1, 2002. As a result of this test, an impairment of $27.4 million, net of taxes, was recorded in the first quarter of 2002 as a cumulative effect of change in accounting principle. As of June 30, 2003, the Company did not identify any events that triggered any impairment assessment.

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

NEXSTAR FINANCE HOLDINGS, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.     Acquisitions

     KODE

        On December 31, 2001, Mission entered into a TBA with GOCOM Broadcasting of Joplin, L.L.C. (“GOCOM”) and simultaneously entered into a purchase agreement to acquire substantially all of the assets of KODE for $14.0 million. Pursuant to the terms of the purchase agreement, Mission made a down payment of $6.0 million against the purchase price on December 31, 2001 and paid the remaining $8.0 million upon the consummation of the acquisition on September 30, 2002, exclusive of transaction costs. KODE is the ABC-affiliated television station in Joplin, Missouri. The acquisition has been accounted for under the purchase method and, accordingly, the purchase price was allocated to assets and liabilities acquired based on their estimated fair value on the acquisition date. The TBA was terminated upon the closing of the acquisition, and non-recurring TBA fees in the amount of $0.1 million and $0.2 million, respectively, are included in the consolidated financial statements of the Company for the three months and six months ended June 30, 2002.

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

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company obtained third-party valuations of certain acquired intangible assets.

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

     KRBC and KACB

        On December 13, 2002, Mission entered into a local marketing agreement with LIN Television Corporation and two of its subsidiaries, which owned KRBC, the NBC affiliate in Abilene-Sweetwater, Texas, and KACB, the NBC affiliate in San Angelo, Texas, pending the sale of the stations to Mission pursuant to a purchase agreement between the parties. Operations under the local marketing agreement commenced on January 1, 2003 and terminated upon the purchase of the stations. On June 13, 2003, Mission purchased substantially all of the assets of the stations for $10.0 million. Pursuant to the terms of the purchase agreement, Mission made a down payment of $1.5 million against the purchase price in December 2002, which has been included in noncurrent assets as of December 31, 2002, and paid the remaining $8.5 million upon the consummation of the acquisition on June 13, 2003, exclusive of transaction costs. The acquisition has been accounted for under the purchase method and, accordingly, the purchase price was allocated to assets and liabilities acquired based on their estimated fair value on the acquisition date.

        On June 13, 2003, Mission entered into an SSA with KTAB, a Nexstar-owned station in the Abilene-Sweetwater, Texas market, whereby KTAB provides news production, technical maintenance and security for KRBC and KACB. As a result of the SSA with KTAB, Mission should be able to reduce overhead costs associated with operations at KRBC and KACB.

NEXSTAR FINANCE HOLDINGS, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.     Acquisitions—(Continued)

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company obtained third-party valuations of certain acquired intangible assets.

At June 13, 2003

(in millions)
Accounts receivable	$0.8
Broadcast rights	0.3
Property, plant and equipment	5.4
Intangible assets	4.0
Goodwill, including transaction costs	0.3

Total assets acquired	10.8
Less: accounts payable	0.1
Less: broadcast rights payable	0.3

Net assets acquired	$10.4

        Of the $4.0 million of acquired intangible assets, $2.1 million was assigned to FCC licenses that are not subject to amortization and $1.7 million was assigned to network affiliation agreements (useful life of 15 years). The remaining $0.2 million of acquired intangible assets have a useful life of approximately 1 year. Goodwill of $0.3 million is expected to be deductible for tax purposes.

        The selected unaudited pro forma consolidated information for the three months and six months ended June 30, 2002 and 2003 determined as if the acquisitions, described above, had occurred on January 1, of each year is as follows:

	Three Months Ended June 30, 2002		Three Months Ended June 30, 2003

	As Reported	Pro Forma	As Reported	Pro Forma

	(Unaudited)		(Unaudited)
Net broadcast revenue (excluding trade and barter)	$28,990	$29,798	$34,294	$34,294
Total net revenue	31,521	32,329	36,755	36,755
Income from operations	4,445	3,702	6,595	6,390
Net loss	$(5,197)	$(6,210)	$(4,273)	$(4,560)

	Six Months Ended June 30, 2002		Six Months Ended June 30, 2003

	As Reported	Pro Forma	As Reported	Pro Forma

	(Unaudited)		(Unaudited)
Net broadcast revenue (excluding trade and barter)	$54,930	$56,783	$61,767	$61,767
Total net revenue	59,844	61,751	67,384	67,384
Income from operations	5,742	4,333	7,307	6,858
Net loss	$(40,065)	$(42,014)	$(18,468)	$(19,098)

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

NEXSTAR FINANCE HOLDINGS, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.     Time Brokerage, Shared Services, Joint Sales and Outsourcing Agreements

WYZZ

        Effective December 1, 2001, Nexstar entered into an outsourcing agreement with a subsidiary of Sinclair Broadcast Group, Inc. (“Sinclair”) to provide certain engineering, production, sales and administrative services for WYZZ, the Fox affiliate in Peoria, Illinois. Pursuant to this agreement, the parties share the combined broadcast cash flow, as defined in the agreement, generated by WYZZ and Nexstar-owned WMBD. The agreement was non-cancelable until May 31, 2003 and expires in December 2008. Nexstar has evaluated its arrangement with Sinclair under FIN No. 46 and has determined that it is not the primary beneficiary of WYZZ. Additionally, Nexstar has received a notice from Sinclair stating that WYZZ is terminating the outsourcing agreement effective as of the close of business on December 31, 2003.

KRBC and KACB

        On December 13, 2002, Mission entered into a local marketing agreement with LIN Television Corporation and two of its subsidiaries, which owned KRBC, the NBC affiliate in Abilene-Sweetwater, Texas, and KACB, the NBC affiliate in San Angelo, Texas. Operations under the local marketing agreement commenced on January 1, 2003 and terminated upon the purchase of the stations. On June 13, 2003, Mission purchased KRBC and KACB (Note 3) and entered into a shared services agreement with Nexstar whereby Nexstar’s station, KTAB, provides news production, technical maintenance and security for KRBC and KACB. The local marketing agreement was terminated on June 13, 2003.

KARK and WDHN

        On December 30, 2002, Nexstar entered into a purchase agreement and time brokerage agreements with two subsidiaries of Morris Multimedia, Inc., which owned KARK, the NBC affiliate in Little Rock, Arkansas, and WDHN, the ABC affiliate in Dothan, Alabama.  Operations under the time brokerage agreements commenced on February 1, 2003.  On August 1, 2003, Nexstar purchased all of the stock of the stations for $90.0 million.  Pursuant to terms of the purchase agreement, Nexstar made a down payment of $40.0 million against the purchase price on January 31, 2003, which has been included in noncurrent assets as of June 30, 2003, and paid the remaining $50.0 million upon the consummation of the acquisition, exclusive of transaction costs. The time brokerage agreements were terminated on August 1, 2003. The Company will be required to consolidate the financial position and results of operations of these stations. As of December 31, 2002, KARK and WDHN had combined total assets of approximately $32.2 million.

WBAK

        On May 8, 2003, Mission entered into a time brokerage agreement with Bahakel Communications and certain of its subsidiaries relating to WBAK and simultaneously entered into a purchase agreement to acquire substantially all of the assets of WBAK, the Fox affiliate in Terre Haute, Indiana, for $3.0 million. Operations under the time brokerage agreement commenced on May 9, 2003 and will terminate upon purchase of the station. Pursuant to the terms of the purchase agreement, Mission made a down payment of $1.5 million against the purchase price, which was funded from Mission’s senior credit facilities. The $1.5 million down payment has been included in noncurrent assets as of June 30, 2003. Additionally, Mission entered into a shared services agreement with Nexstar, effective May 9, 2003, whereby Nexstar-owned WTWO provides certain services to WBAK, including production, technical maintenance and security, among other services in return for monthly payments from Mission. Mission also entered into a joint sales agreement, effective May 9, 2003, whereby Nexstar-owned WTWO purchases all of the advertising time on WBAK and retains the advertising revenue in return for payments to Mission of $0.1 million per month, subject to adjustment to assure that each payment equals Mission’s actual operating costs plus $10.0 thousand per month. Mission has evaluated its arrangement with Bahakel Communication under FIN No. 46 and has determined it is the primary beneficiary of WBAK. Mission has therefore consolidated the financial position and results of operations of WBAK. Bahakel’s ownership is currently reflected as minority interest in these consolidated financial statements.

Under these agreements (excluding the WYZZ outsourcing agreement), the Company is responsible for the operating expenses of the respective stations and therefore may have unlimited exposure to any potential operating losses. The Company will continue to operate the stations under the time brokerage, shared services, joint sales and outsourcing agreements until the termination of such agreements. Termination of these agreements typically occurs on consummation of the acquisitions of the stations. Additionally, Nexstar or Mission, as applicable, indemnifies the owners from and against all liability and claims arising out of or resulting from its activities, acts or omissions in connection with the agreements. The maximum potential amount of future payments Nexstar or Mission could be required to make for such indemnification is undeterminable at this time.

NEXSTAR FINANCE HOLDINGS, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.     Related Party Transactions

Guaranty—Chief Executive Officer

        Pursuant to a continuing guaranty agreement dated June 16, 2001 with Nexstar’s primary lender, Nexstar guarantees a $3.0 million non-revolving line of credit to its president and chief executive officer to enable him, among other uses, to purchase equity interests of Nexstar Broadcasting Group, L.L.C., Nexstar’s ultimate parent. The line of credit is full-recourse to the officer. However, if the officer does not repay some or all of the loan then Nexstar may be required to pay up to the maximum potential amount of $3.0 million. The full amount has been drawn against the line of credit and is due on December 31, 2004.

6.     Intangible Assets and Goodwill

	Estimated useful life (years)	December 31, 2002	June 30, 2003

		(Unaudited)	(Unaudited)
Network affiliation agreements	15	$177,509	$180,337
FCC licenses	indefinite	81,468	85,199
Debt financing costs	term of debt	17,897	17,149
Other intangible assets	1-15	12,122	12,473

		288,996	295,158
Less: accumulated amortization		(68,009)	(74,001)

Intangible assets, net of accumulated amortization		220,987	221,157
Goodwill	indefinite	60,708	61,015

Intangible assets and goodwill, net		$281,695	$282,172

        Total amortization expense from definite-lived intangibles (excluding debt financing costs) for the year ended December 31, 2002 and six months ended June 30, 2003 was $13.4 million and $7.1 million, respectively. The estimated useful life of network affiliations contemplates renewals of the underlying agreements based on the Company’s historical ability to renew such agreements without significant cost or modifications to the conditions from which the value of the affiliation was derived. These renewals can result in estimated useful lives of individual affiliations ranging from 12 to 20 years. Management has determined that 15 years is a reasonable estimate within the range of such estimated useful lives. The carrying value of indefinite-lived intangibles, excluding goodwill, at December 31, 2002 and June 30, 2003 was $68.6 million and $72.4 million, respectively. The use of an indefinite life for FCC licenses contemplates the Company’s historical ability to renew their licenses, that such renewals generally may be obtained indefinitely and at little cost, and that the technology used in broadcasting is not expected to be replaced in the foreseeable future. Therefore, cash flows derived from the FCC licenses are expected to continue indefinitely.

NEXSTAR FINANCE HOLDINGS, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.     Debt

        Long-term debt consists of the following:

	December 31, 2002	June 30, 2003

	(Unaudited)	(Unaudited)
Term loans .	$81,513	$185,000
Revolving credit facility	55,143	12,150
12% Senior subordinated notes due 2008, net of discount	154,762	155,102
16% Senior discount notes due 2009, net of discount	24,507	26,587
11.375% Senior discount notes due 2013, net of discount	—	76,859
SFAS No. 133 hedge accounting adjustment	4,092	3,700

	320,017	459,398
Less: current portion	(2,567)	(925)

	$317,450	$458,473

     The Nexstar Senior Secured Credit Facilities

        On January 12, 2001, Nexstar Finance L.L.C. (“Nexstar Finance”), a wholly-owned subsidiary of Nexstar, entered into senior secured credit facilities (the “Nexstar credit facilities”) with a group of commercial banks. The terms of the credit agreement provided for a revolving credit facility (the “Nexstar revolver”) in the amount of $122.0 million and a term loan facility (the “Nexstar term loan”) in the amount of $110.0 million. The revolving credit facility was subsequently reduced to $72.0 million after the issuance of the Senior Subordinated Notes discussed below. The credit facilities were subsequently amended on June 14, 2001 to allow for a $50.0 million Term A facility, a $75.0 million Term B facility and a $57.0 million revolving facility. On November 14, 2001, the credit facilities were further amended to adjust certain financial covenants effective for the period ended September 30, 2001 and future periods because Nexstar was not in compliance with the consolidated total leverage ratio as of September 30, 2001, due in large part to the negative impact on advertising revenue resulting from the events of September 11, 2001 and Nexstar anticipated non-compliance in future periods. The amendment also reduced the revolving facility to $42.0 million. On June 5, 2002, the Nexstar credit facilities were amended again to allow Nexstar to undertake the reorganization and other transactions related to the proposed initial public offering by Nexstar Broadcasting Group, Inc., a member of Nexstar Broadcasting Group, L.L.C., including the redemption of the preferred membership interests of Nexstar Broadcasting Group, L.L.C., Nexstar’s ultimate parent. Prior to the refinancing described below, the Nexstar revolver and Term A facility would have matured on January 12, 2007 and the Term B facility would have matured on July 12, 2007. Any excess amount outstanding at the time of a mandatory reduction would have been payable at that time. The borrowings under the Nexstar credit facilities are guaranteed, jointly and severally, by Nexstar and Mission, and by each existing and subsequently acquired or organized subsidiary of Nexstar Finance.

        On February 13, 2003, Nexstar Finance obtained new senior secured credit facilities (the “New Nexstar Facilities”).  The New Nexstar Facilities consist of a $130.0 million term loan and a $50.0 million revolver.  Nexstar Finance used the proceeds from the term loan to refinance its existing senior secured credit facilities, pay related debt financing costs and provide additional working capital. Financial covenants under the New Nexstar Facilities include a total leverage ratio of 7.25 times the last twelve months operating cash flow (as defined in the credit agreement) through March 30, 2004 and a senior leverage ratio of 4.25 times the last twelve months operating cash through June 29, 2004.  Covenants also include, among others, an interest coverage ratio of 1.50 to 1.00 through June 29, 2004 and a fixed charge coverage ratio of 1.10 to 1.00 through September 29, 2004.  The term loans amortize at 1% annually in years 2004 through 2009, with the remaining 94% due in 2010.  The outstanding principal amount on the revolving loans mature on December 31, 2009. As of June 30, 2003, Nexstar Finance had drawn $130.0 million on its term loan and had no borrowings outstanding under its revolver.  Interest rates associated with the New Nexstar Facilities are based, at the option of Nexstar Finance, on the prevailing prime rate plus an applicable margin or LIBOR plus an applicable margin, as defined in the credit agreement (4.29% at June 30, 2003). Interest is fixed for a period ranging from one month to 12 months, depending on availability of the interest basis selected, except if Nexstar Finance selects a prime-based loan, in which case the interest rate will fluctuate during the period as the prime rate fluctuates. Interest is payable periodically based on the type of interest rate selected. In addition, Nexstar Finance is required to pay quarterly commitment fees on the unused portion of the Nexstar Finance revolver loan commitment based on the Company’s leverage ratio for that particular quarter. The Nexstar Finance term loan is subject to scheduled mandatory repayments, and the Nexstar Finance revolver is subject to scheduled mandatory commitment reductions commencing in 2004.

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

        On February 13, 2003, Mission obtained new senior secured credit facilities (the “New Mission Facilities”). The New Mission Facilities consist of a $55.0 million term loan and a $30.0 million revolver. Mission used the proceeds from the loans to refinance its existing senior secured credit facility, pay related debt financing costs and provide additional working capital. Financial covenants under the New Mission Facilities include a total leverage ratio of 7.25 times the last twelve months operating cash flow (as defined in the credit agreement) through March 30, 2004 and a senior leverage ratio of 4.25 times the last twelve months operating cash through June 29, 2004. Covenants also include, among others, an interest coverage ratio of 1.50 to 1.00 through June 29, 2004 and a fixed charge coverage ratio of 1.10 to 1.00 through September 29, 2004. The term loan amortizes at 1% annually in years 2004 through 2009, with the remaining 94% due in 2010. The outstanding principal amount on the revolving loans mature on December 31, 2009. As of June 30, 2003, Mission had drawn $55.0 million on its term loan and $12.2 million under its revolver. Interest rates associated with the New Mission Facilities are based, at the option of Mission, on the prevailing prime rate plus an applicable margin or LIBOR plus an applicable margin, as defined in the credit agreement (ranging from 4.29% to 4.54% at June 30, 2003). Interest is fixed for a period ranging from one month to 12 months, depending on availability of the interest basis selected, except if Mission selects a prime-based loan, in which case the interest rate will fluctuate during the period as the prime rate fluctuates. Interest is payable periodically based on the type of interest rate selected. In addition, Mission is required to pay quarterly commitment fees on the unused portion of the Mission revolver loan commitment based on the Company’s leverage ratio for that particular quarter. The Mission term loan is subject to scheduled mandatory repayments, and the Mission revolver is subject to scheduled mandatory commitment reductions commencing in 2004.

        The refinancing of the senior credit facilities for Nexstar Finance and Mission resulted in the write off during the first quarter of 2003 of $5.8 million of certain debt financing costs capitalized at December 31, 2002. The amount is included in interest expense.

        Based on borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company’s credit facilities approximates their carrying value.

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

        On March 27, 2003, Nexstar issued $130.0 million principal amount at maturity of Senior Discount Notes (the “new discount notes”) at a price of 57.442%. The new discount notes mature on April 1, 2013. Each new discount note will have an accreted value at maturity of $1,000. The new discount notes will not begin to accrue cash interest until April 1, 2008 with payments to be made every six

NEXSTAR FINANCE HOLDINGS, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.     Debt—(Continued)

months in arrears on April 1 and October 1. They are generally unsecured senior obligations effectively subordinated to all of Nexstar Finance’s senior secured debt and are structurally subordinated to Nexstar Finance’s notes.

     Debt Covenants

        The bank debt agreements and the notes described above contain covenants which require Nexstar Finance to comply with certain financial ratios, capital expenditures, cash film payments and other limits. Nexstar Finance was in compliance with all such covenants at June 30, 2003.

8.     Income Taxes

        The Company’s income tax benefit for the six months ended June 30, 2002 was $1.1 million, compared to the income tax expense of $0.2 million for the six months ended June 30, 2003. The Company’s effective tax rate was 7.7% for the six months ended June 30, 2002 as compared to the effective tax rate of 0.9% for the six months ended June 30, 2003. The significant differences from the statutory tax rate and the effective tax rate for the six months ended June 30, 2003 include an increase in the valuation allowance, income earned by entities not subject to corporate income tax, and state taxes, net of the federal benefit.

9.     Commitments and Contingencies

     Digital Conversion

        FCC regulations required the Company to commence digital operations by May 1, 2002, in addition to continuing the Company’s analog operations, unless an extension of time was granted. The Company received extensions of time to begin digital operations at all of the stations except WCIA and WCFN, which met the May 1, 2002 deadline. All of the Company’s stations currently are operating low power digital facilities. The Company is currently working with Bahakel Communications to initiate low power digital facilities for WBAK, which has until September 14, 2003 to begin digital operations. The purchase of WBAK by Mission is due to close during the fourth quarter of 2003. The Company estimates that digital conversion required an average initial capital expenditure of $0.2 million per station for low-power transmission of digital signal programming and will require an average additional capital expenditure of $0.7 million per station to modify the transmitter for full-power digital signal transmission. Digital conversion expenditures were $1.5 million and $2.0 million for the year ended December 31, 2002 and the six months ended June 30, 2003, respectively. The Company has entered into a commitment of approximately $0.2 million payable in 2003 for the WBAK digital conversion. The Company anticipates that digital conversion expenditures will be funded through available cash on hand and cash generated from operations.

     Guarantor Arrangements

        In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN No. 45”). FIN No. 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. FIN No. 45 also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified, during the first quarter of fiscal 2003. The adoption of FIN No. 45 did not have a material effect on the accompanying consolidated financial statements. The following is a summary of the Company’s agreements that have been determined to be within the scope of FIN No. 45.

        As permitted under Delaware law, the Company has agreements whereby the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that may limit the Company’s exposure and enable it to recover a portion of any future amount paid. As a result of the insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.

        The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party. The maximum potential amount of future payments the Company could be required to make under these

NEXSTAR FINANCE HOLDINGS, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.     Commitments and Contingencies—(Continued)

indemnification agreements is unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, there are no liabilities recorded for these agreements as of December 31, 2002 and June 30, 2003.

        When, as part of an acquisition, the Company acquires all of the assets and liabilities or all of the stock of a company, the Company assumes the liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments that could be required to be made by the Company for such obligations is undeterminable at this time.

        In connection with most of the Company’s acquisitions, the Company enters into local service agreements for specified periods of time, usually six months or less, whereby the Company indemnifies the owner and operator of the television station, their employees, agents and contractors from liability, claims, and damages arising from the activities of operating the television station. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable at this time. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements.

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

11.     Initial Public Offering

        On April 24, 2002, Nexstar Broadcasting Group, Inc., filed a registration statement for an initial public offering with the Securities and Exchange Commission (“SEC”). Nexstar Broadcasting Group, L.L.C., Nexstar’s ultimate parent, will undertake a reorganization in connection with the consummation of the initial public offering whereby Nexstar Broadcasting Group, L.L.C. and certain of its direct and indirect subsidiaries will be merged with and into Nexstar Broadcasting Group, Inc., which will be the surviving corporation.

12.     Recently Issued Accounting Standards

        On April 30, 2003, the FASB issued FASB Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 149 amends SFAS No. 133 and certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivative in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively.

        In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). This statement addresses financial accounting and reporting for financial instruments with characteristics of both liabilities and equity and is effective at the beginning of the first interim period beginning after June 12, 2003.

        The Company is currently evaluating the accounting impact of the adoption of these new standards.

13.     Subsequent Event

        On August 1, 2003, Nexstar purchased all of the stock of KARK, the NBC affiliate in Little Rock, Arkansas, and WDHN, the ABC affiliate in Dothan, Alabama, from Morris Multimedia, Inc. for $90.0 million, exclusive of transaction costs. Pursuant to terms of the purchase agreement, Nexstar made a down payment of $40.0 million against the purchase price on January 31, 2003, which has been included in noncurrent assets as of June 30, 2003, and paid the remaining $50.0 million upon consummation of the acquisition, exclusive of transaction costs.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking and Cautionary Statements

        The following discussion and analysis should be read in conjunction with the unaudited consolidated balance sheet as of June 30, 2003, unaudited consolidated statements of operations and other comprehensive loss and other unaudited financial statements for the three months and six months ended June 30, 2002 and 2003 and related notes included elsewhere in this Quarterly Report on Form     10-Q. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections or expectations of earnings, revenue, financial performance, liquidity and capital resources or other financial items; any assumptions or projections about the television broadcasting industry; any statements of our plans, strategies and objectives for our future operations, performance, liquidity and capital resources or other financial items; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and other similar words.

        Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ from this projection or assumption in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties, including those described in Nexstar’s Annual Report on Form 10-K for the year ended December 31, 2002. The forward-looking statements are made only as of the date hereof, and we do not have or undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances unless otherwise required by law.

        We make references throughout our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to comparisons on a “same station basis” in order to provide a more meaningful comparison of annual growth from internal operations which may be masked by growth from acquisitions. These comparisons refer to stations that we have owned or provided services to at the beginning and end of a particular period. In particular, references to a comparison on a same station basis for the three months and six months ended June 30, 2003 versus the three months and six months ended June 30, 2002 include the following stations: WYOU, KQTV, WTWO, WBRE, KFDX, KSNF, KBTV, WJET, WFXP, WROC, KJTL, KJBO-LP, KTAB, KMID, KTAL, WCIA, WMBD, WYZZ and KODE. As used in the report, unless the context indicates otherwise, “Nexstar” refers to Nexstar Finance Holdings, L.L.C. and its consolidated subsidiaries including Nexstar Finance Holdings, Inc., and “Mission” refers to Mission Broadcasting, Inc. All references to “we,” “our,” and “us” refer to Nexstar.

Introduction

        We own and operate, through our subsidiaries, 14 television stations. Through various local service agreements with Mission Broadcasting, Inc. (“Mission”), we provide various management, sales or other services to additional television stations. Mission is 100% owned by an independent third party. Mission owns and operates the following television stations: WYOU, WFXP, KODE, KJTL, KJBO-LP, KRBC and KACB. In addition, Mission provides most of the programming for WBAK, pursuant to a time brokerage agreement. We do not own Mission or its television stations. In order for both Nexstar and Mission to continue to comply with FCC regulations, Mission must maintain complete responsibility for and control over programming, finances, personnel and operations of its stations. However, as a result of the guarantee by Nexstar Finance, L.L.C. (“Nexstar Finance”) of Mission’s debt and our arrangements under the local service agreements and purchase option agreements with Mission (described below), we are deemed under U.S. generally accepted accounting principles (“U.S. GAAP”) to have a controlling financial interest in Mission. Additionally, we have evaluated the impact of accounting for Mission under Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51” (“FIN No. 46”) and have determined that we will be required to continue consolidating Mission’s financial statements under U.S. GAAP.

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

•

We have shared service agreements with each of WYOU, KODE, KRBC, KACB and WBAK and a joint sales agreement with WBAK, which have terms substantially similar to the terms of the shared services agreement and joint sales agreement, as applicable, with KJTL and KJBO-LP, except that the payment terms under the shared services agreements for WYOU, KRBC and KACB are a flat monthly fee.

        In addition to providing certain services to Mission’s television stations, we also guarantee Mission’s bank debt. Similarly, Mission is a guarantor of the senior credit facilities entered into and the senior subordinated notes issued by Nexstar Finance.

        The shareholder of Mission has granted to us a purchase option to acquire the assets and liabilities of each Mission station for consideration equal to the greater of (1) seven times the station’s broadcast cash flow as defined in the option agreement less the amount of its indebtedness as defined in the option agreement or (2) the amount of its indebtedness. Theses option agreements are freely exercisable or assignable by us without consent or approval by the shareholder of Mission.

        Nexstar does not own Mission or Mission’s television stations. However, as a result of Nexstar Finance’s guarantee of Mission’s debt and our arrangements under the local service arrangements and purchase option agreements with Mission, we are deemed under U.S. GAAP to have a controlling financial interest in Mission while complying with the FCC’s rules regarding ownership limits in television markets. In order for both Nexstar and Mission to continue to comply with FCC regulations, Mission must maintain complete responsibility for and control over programming, finances, personnel and operations of its stations. As a result of our controlling financial interest in Mission under U.S. GAAP and in order to present fairly our financial position, results of operations and cash flows, we consolidate the financial position, results of operations and cash flows of Mission as if it were a wholly-owned entity. We believe this presentation is meaningful for understanding our financial performance. As discussed above, we have considered the method of accounting under FIN No. 46 and have determined that we will be required to continue consolidating Mission’s financial statements. Therefore, the following discussion of our financial condition and results of operations includes Mission’s financial statements.

        In addition to our agreements with Mission, pursuant to an outsourcing agreement with a subsidiary of Sinclair Broadcast Group, Inc. (“Sinclair”) that became effective December 1, 2001, we provide engineering, production, sales and administrative services for WYZZ, the Fox affiliate in the Peoria-Bloomington, IL market. The parties share the combined broadcast cash flow, as defined in the agreement, generated by WYZZ and Nexstar-owned WMBD. The outsourcing agreement was non-cancelable until May 31, 2003. Beginning thereafter it may be canceled by either party upon 180 days written notice. We have received notice from Sinclair of its intent to cancel this outsourcing agreement effective December 31, 2003. The outsourcing agreement would have expired in December 2008. We evaluated the arrangement under FIN No. 46 and determined that we are not the primary beneficiary of WYZZ.

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

        Most advertising contracts are short-term and generally run for a few weeks. Excluding political revenue, 65.6% of Nexstar’s and Mission’s spot revenue for both the six months ended June 30, 2002 and 2003, respectively, was generated from local advertising. The remainder of our advertising revenue represents inventory sold for national or political advertising. Each station has an agreement with a national representative firm that provides for representation outside the particular station’s market. National commission rates vary within the industry and are governed by each station’s agreement. All national and political revenue derived from advertisements is placed by advertising agencies. The agencies receive a commission rate of 15.0% for the gross amount of advertising schedules placed by them. While the majority of local spot revenue is placed by local agencies, some advertisers place their schedules directly with the local sales staff, thereby eliminating the agency commission.

        The advertising revenue of Nexstar’s and Mission’s stations is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even-numbered years as a result of political advertising and advertising aired during the Olympic Games.

Acquisitions and Station Agreements

        The acquisitions and local service agreements described below, which were entered into by Nexstar and Mission during the fiscal year ended December 31, 2002 and the six months ended June 30, 2003, affect the year-to-year comparability of the operating results discussed in this Quarterly Report on Form 10-Q:

•

On April 1, 2002, we entered into a shared services agreement with Mission to provide news production, technical maintenance and security for KODE, in exchange for monthly fees paid to us. The services provided by us resulted in higher miscellaneous revenue and operating expenses for Nexstar-owned KSNF, the station providing the services.

•

On April 1, 2002, we converted WCFN from a satellite station of WCIA to a UPN-affiliated station. As a result, WCFN became a full-power station capable of generating revenue of its own. For discussion purposes on a same station basis, we have excluded WCFN’s revenue and expenses.

•

On December 13, 2002, Mission entered into a purchase agreement and local marketing agreement with LIN Television Corporation and two of its subsidiaries, which owned KRBC, the NBC affiliate in Abilene-Sweetwater, Texas, and KACB, the NBC affiliate in San Angelo, Texas. Operations under the local marketing agreement commenced on January 1, 2003 and terminated upon the purchase of the stations. On June 13, 2003, Mission purchased substantially all of the assets of the stations for $10.0 million. Pursuant to the terms of the purchase agreement, Mission made a down payment of $1.5 million against the purchase price in December 2002 and paid the remaining $8.5 million upon the consummation of the acquisition on June 13, 2003, exclusive of transaction costs. On June 13, 2003, Mission entered into a shared services agreement with KTAB, a Nexstar-owned station in the Abilene-Sweetwater, Texas market, whereby KTAB provides news production, technical maintenance and security for KRBC and KACB in exchange for monthly payments to us.

•

On December 30, 2002, Nexstar entered into a purchase agreement and time brokerage agreements with two subsidiaries of Morris Multimedia, Inc., which owned KARK, the NBC affiliate in Little Rock, Arkansas, and WDHN, the ABC affiliate in Dothan, Alabama.  Operations under the time brokerage agreements commenced on February 1, 2003.  On August 1, 2003, Nexstar purchased all of the stock of the stations for $90.0 million, and the time brokerage agreements were terminated.  Pursuant to terms of the purchase agreement, Nexstar made a down payment of $40.0 million against the purchase price on January 31, 2003 and paid the remaining $50.0 million upon the consummation of the acquisition, exclusive of transaction costs.

•

On May 8, 2003, Mission entered into a purchase agreement and a time brokerage agreement with Bahakel Communications and certain of its subsidiaries, the current owner of WBAK, the Fox affiliate in Terre Haute, Indiana. Operations under the time brokerage agreement commenced on May 9, 2003. Following FCC consent to the transaction, Mission will purchase substantially all of the assets of WBAK for $3.0 million. Pursuant to the terms of the purchase agreement, Mission made a down payment of $1.5 million against the purchase price on May 9, 2003. Mission entered into a shared services agreement with WTWO, a Nexstar-owned station in the Terre Haute, Indiana market, whereby WTWO provides news production, technical maintenance and security for WBAK. Mission also entered into a joint sales agreement, effective May 9, 2003, whereby Nexstar-owned WTWO purchases all of the advertising time on WBAK and retains the advertising revenue in return for payments to Mission of $0.1 million per month, subject to adjustment to assure that each payment equals Mission’s actual operating costs plus $10.0 thousand per month.

Recent Developments

        On February 13, 2003, Nexstar Finance and Mission obtained new senior secured credit facilities.  The facilities consist of a $185.0 million term loan (Nexstar Finance-$130.0 million and Mission-$55.0 million) and an $80.0 million revolver (Nexstar Finance-$50.0 million and Mission-$30.0 million).  We and Mission used the proceeds from the term loan to refinance our existing senior credit facilities, pay for related debt financing costs and provide additional working capital. Financial covenants under the new senior credit facilities include a total leverage ratio of 7.25 times the last twelve months operating cash flow (as defined in the credit agreement) through March 30, 2004 and a senior leverage ratio of 4.25 times the last twelve months operating cash flow (as defined in the credit agreement) through June 29, 2004.  Covenants also include, among others, an interest coverage ratio of 1.50 to 1.00 through June 29, 2004 and a fixed charge coverage ratio of 1.10 to 1.00 through September 29, 2004.  The term loans amortize at 1% annually in years 2004 through 2009, with the remaining 94% due in 2010.  The outstanding principal amount on the revolving loans mature on December 31, 2009.  As of June 30, 2003, Nexstar Finance had drawn $130.0 million of term loans and had no borrowings outstanding under its new revolver and Mission had drawn $55.0 million of term loans and $12.2 million under its new revolver.  The refinancing of the predecessor senior credit facilities resulted in the write off during the first quarter of 2003 of $5.8 million of certain debt financing costs capitalized at December 31, 2002.

Capital Contributions/Distributions

        In March 2002, Nexstar made a $1.4 million distribution to its direct parent company, Nexstar Finance Holdings II, L.L.C. (“Holdings II”). In March 2003, Nexstar made a $1.5 million distribution to Holdings II.

Historical Performance

     Revenue

        The following table sets forth the principal types of revenue received by our stations for the periods indicated and each type of  broadcast revenue (other than trade and barter) as a percentage of total broadcast revenue, as well as agency and national sales representative commissions:

	Three Months Ended June 30,				Six Months Ended June 30,

	2002		2003		2002		2003

	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)				(dollars in thousands)
Local	$19,526	58.1	$23,775	59.8	$36,161	56.8	$43,157	60.4
National	10,335	30.8	12,582	31.7	18,992	29.9	22,624	31.7
Political	1,627	4.8	1,260	3.2	4,231	6.7	1,467	2.0
Network compensation	1,660	4.9	1,703	4.3	3,257	5.1	3,334	4.7
Other	475	1.4	415	1.0	981	1.5	854	1.2

Total broadcast revenue	33,623	100.0	39,735	100.0	63,622	100.0	71,436	100.0
Less: Agency and national representative commissions	4,633	13.8	5,441	13.7	8,692	13.7	9,669	13.5

Net broadcast revenue	28,990	86.2	34,294	86.3	54,930	86.3	61,767	86.5
Trade and barter revenue	2,531		2,461		4,914		5,617

Total net revenue	$31,521		$36,755		$59,844		$67,384

     Results of Operations

        The following table sets forth a summary of our operations for the periods indicated and their percentages of total net revenue:

	Three Months Ended June 30,				Six Months Ended June 30,

	2002		2003		2002		2003

	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)				(dollars in thousands)
Total net revenue	$31,521	100.0	$36,755	100.0	$59,844	100.0	$67,384	100.0
Operating expenses:
Corporate expenses	939	3.0	1,386	3.8	1,861	3.1	2,535	3.8
Station direct operating expenses, net of trade	7,812	24.8	9,310	25.3	15,624	26.1	18,372	27.3
Selling, general and administrative expenses	7,528	23.9	8,976	24.4	15,140	25.3	17,014	25.2
Trade and barter expense	2,466	7.8	2,304	6.3	4,813	8.0	5,600	8.3
Depreciation and amortization	6,470	20.5	6,407	17.4	12,877	21.5	12,968	19.2
Amortization of broadcast rights, excluding barter	1,861	5.9	1,777	4.8	3,787	6.3	3,588	5.3

Income from operations	$4,445		$6,595		$5,742		$7,307

     Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

        Net broadcast revenue for the three months ended June 30, 2003 was $34.3 million, an increase of $5.3 million, compared to $29.0 million for the three months ended June 30, 2002. An increase in net broadcast revenue of $5.7 million was attributed to stations for which a local service arrangement was entered into after January 1, 2002 and WCFN. On a same station basis, net broadcast revenue for the three months ended June 30, 2003 was $27.3 million as compared to $27.7 million for the three months ended June 30, 2002, a decrease of 1.5%, or $0.4 million. Of this decrease, $0.3 million was attributed to a decline in political revenue resulting from a lack of election campaigns in most of our markets in 2003 and $0.2 million was attributed to a decrease in local demand, offset, in part, by an increase in national revenue of $0.1 million on a same station basis. We expect to have higher advertising revenue during the even-numbered years as a result of revenue associated with the Olympic Games and political campaigns and lower advertising revenue during the odd-numbered years without Olympic Games and with nominal political activity.

        Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses, net of trade, for the three months ended June 30, 2003 were $18.3 million, compared to $15.3 million for the comparable period in 2002, an increase of $3.0 million. Of the $3.0 million increase, $3.3 million was attributed to stations for which a local service arrangement was entered into after January 1, 2002 and WCFN. On a same station basis, station direct operating expenses and selling, general and administrative expenses for the three months ended June 30, 2003 were $14.0 million as compared to $14.3 million for the three months ended June 30, 2002, a decrease of 2.3%, or $0.3 million, which resulted primarily from the full impact of cost reductions in the Joplin, Missouri market.

        Corporate expenses, related to costs associated with the centralized management of our stations, for the three months ended June 30, 2003 were $1.4 million, compared to $0.9 million for the three months ended June 30, 2002, an increase of $0.5 million. The increase was primarily attributed to an increase in personnel costs.

        Amortization of broadcast rights, excluding barter, for the three months ended June 30, 2003 was $1.8 million, compared to $1.9 million for the three months ended June 30, 2002, a decrease of $0.1 million.

        Depreciation of property and equipment was $2.9 million for the three months ended June 30, 2003, compared to $3.3 million for the comparable period in 2002, a decrease of $0.4 million. The decrease in depreciation was attributed to the curtailment of depreciation on certain assets that became fully depreciated as of December 31, 2002. The stations for which a local service arrangement was entered into after January 1, 2002 and WCFN had no material effect on depreciation.

        The amortization of intangibles was $3.5 million for the three months ended June 30, 2003, compared to $3.2 million for the same period in 2002. The increase in amortization was attributed to the amortization of intangible assets resulting from the KODE acquisition.

        Income from operations for the three months ended June 30, 2003 was $6.6 million as compared to $4.4 million for the three months ended June 30, 2002, an increase of $2.2 million. Income from operations in the amount of $2.0 million was attributed to stations for which a local service arrangement was entered into after January 1, 2002 and WCFN. On a same station basis, income from operations for the three months ended June 30, 2003 was $4.6 million as compared to income from operations of $4.4 million for the three months ended June 30, 2002. The $0.2 million increase in income from operations is primarily attributed to a decrease in station direct operating expenses and selling, general and administrative expenses, net of trade, as described above.

        The change in market values of our derivative instruments and the marking-to-market of the interest rate swap agreement resulted in recognition of $0.3 million in other income for the three months ended June 30, 2003 and a loss of $1.3 million recognized in other expenses for the three months ended June 30, 2002. The change was due to a fluctuation in market interest rates.

        Interest expense, including amortization of debt financing costs, for the three months ended June 30, 2003 was $11.5 million, compared to $9.7 million for the same period in 2002. The increase in interest expense was primarily attributable to the issuance of $130.0 million principal amount at maturity of Senior Discount Notes (the “new discount notes”) on March 27, 2003, partially offset by a decline in interest rates on the senior secured credit facilities during the three months ended June 30, 2003 as compared to the same period in 2002.

        The minority interest in consolidated entity of $0.1 million for the three months ended June 30, 2003 relates to the recognition of $0.1 million of expenses due to the application of FIN No. 46 as it pertains to the local service arrangement Mission has with WBAK (See Note 4 of the consolidated financial statements).

        As a result of the factors discussed above, our net loss was $4.3 million for the three months ended June 30, 2003, compared to $5.2 million for the same period in 2002, a decrease in net loss of $0.9 million.

     Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

        Net broadcast revenue for the six months ended June 30, 2003 was $61.8 million, an increase of $6.9 million, compared to $54.9 million for the six months ended June 30, 2002. An increase in net broadcast revenue of $9.1 million was attributed to stations for which a local service arrangement was entered into after January 1, 2002 and WCFN. On a same station basis, net broadcast revenue for the six months ended June 30, 2003 was $50.3 million as compared to $52.5 million for the six months ended June 30, 2002, a decrease of 4.3%, or $2.2 million. Of this decrease, $2.2 million was attributed to a decline in political revenue resulting from a lack of election campaigns in most of our markets in 2003, offset, in part, by increases in local demand of $0.1 million and national revenue of $0.1 million on a same station basis. In March 2003, we experienced cancellations and modifications of advertising schedules as a result of the news coverage of the war in Iraq. We expect to have higher advertising revenue during the even-numbered years as a result of revenue associated with the Olympic Games and political campaigns and lower advertising revenue during the odd-numbered years without Olympic Games and with nominal political activity.

        Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses, net of trade, for the six months ended June 30, 2003 were $35.4 million, compared to $30.8 million for the comparable period in 2002, an increase of $4.6 million. Of the $4.6 million increase, $5.5 million was attributed to stations for which a local service arrangement was entered into after January 1, 2002 and WCFN. On a same station basis, station direct operating expenses and selling, general and administrative expenses for the six months ended June 30, 2003 were $27.9 million as compared to $28.8 million for the six months ended June 30, 2002, a decrease of 3.2%, or $0.9 million, which resulted primarily from the full impact of cost reductions in markets where we can affect cost reductions from operating both Nexstar and Mission stations.

        Corporate expenses, related to costs associated with the centralized management of our stations, for the six months ended June 30, 2003 were $2.5 million, compared to $1.9 million for the six months ended June 30, 2002, an increase of $0.6 million. The increase was primarily attributed to an increase in personnel costs.

        Amortization of broadcast rights, excluding barter, for the six months ended June 30, 2003 was $3.6 million, compared to $3.8 million for the six months ended June 30, 2002, a decrease of $0.2 million.

        Depreciation of property and equipment was $5.8 million for the six months ended June 30, 2003, compared to $6.4 million for the comparable period in 2002, a decrease of $0.6 million. The decrease in depreciation was attributed to the curtailment of depreciation on certain assets that became fully depreciated as of December 31, 2002. The stations for which a local service arrangement was entered into after January 1, 2002 and WCFN had no material effect on depreciation.

        The amortization of intangibles was $7.1 million for the six months ended June 30, 2003, compared to $6.5 million for the same period in 2002. The increase in amortization was attributed to the amortization of intangible assets resulting from the KODE acquisition.

        Income from operations for the six months ended June 30, 2003 was $7.3 million as compared to $5.7 million for the six months ended June 30, 2002, an increase of $1.6 million. Income from operations in the amount of $2.5 million was attributed to stations for which a local service arrangement was entered into after January 1, 2002 and WCFN. On a same station basis, income from operations for the six months ended June 30, 2003 was $4.5 million as compared to income from operations of $5.4 million for the six months ended June 30, 2002. The $0.9 million decrease in income from operations is primarily attributed to a decrease in net revenue as described above.

        The change in market values of our derivative instruments and the marking-to-market of the interest rate swap agreement resulted in recognition of $0.5 million in other income for the six months ended June 30, 2003 and a loss of $0.2 million recognized in other expenses for the six months ended June 30, 2002. The change was due to a fluctuation in market interest rates.

        Interest expense, including amortization of debt financing costs, for the six months ended June 30, 2003 was $26.6 million, compared to $19.2 million for the same period in 2002. The increase in interest expense was primarily attributable to the refinancing of the predecessor senior credit facilities which resulted in the write off during the first quarter of 2003 of $5.8 million of certain debt financing costs capitalized at December 31, 2002, and the issuance of the new discount notes on March 27, 2003, partially offset by an overall decline in interest rates on the senior secured credit facilities.

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

        The minority interest in consolidated entity of $0.1 million for the six months ended June 30, 2003 relates to the recognition of $0.1 million of expenses due to the application of FIN No. 46 as it pertains to the local service arrangement Mission has with WBAK (See Note 4 of the consolidated financial statements).

        As a result of the factors discussed above, our net loss was $18.5 million for the six months ended June 30, 2003, compared to $40.1 million for the same period in 2002, a decrease in net loss of $21.6 million.

Liquidity and Capital Resources

        As of June 30, 2003, cash and cash equivalents were $97.7 million, compared to $4.1 million as of June 30, 2002. Our primary sources of liquidity are cash flows from operating activities, borrowings from our senior credit facilities and capital contributions.

        Cash flows provided by operating activities were $6.3 million for the six months ended June 30, 2003, as compared to $4.2 million for the six months ended June 30, 2002. The comparative increase in cash flows provided by operations of $2.1 million is primarily due to the timing of payments made or received on operating assets and liabilities along with better operating results for the six months ended June 30, 2003 compared to the same period in 2002.

        Cash flows used for investing activities were $54.7 million for the six months ended June 30, 2003, as compared to $4.0 million for the six months ended June 30, 2002. Investing activities for the six months ended June 30, 2003 included a down payment of $40.0 million against the purchase price for KARK and WDHN, the remaining $8.5 million payment by Mission for its acquisition of KRBC and KACB, a down payment by Mission of $1.5 million against the purchase price of WBAK, and ongoing capital expenditures. We paid the remaining $50.0 million purchase price for KARK and WDHN on August 1, 2003. We expect that Mission will pay the remaining $1.5 million purchase price for WBAK during the fourth quarter of 2003. Investing activities for the same period in 2002 were primarily ongoing equipment purchases.

        Cash flows provided by financing activities were $126.2 million for the six months ended June 30, 2003, as compared to cash flows used for financing activities of $1.9 million for the six months ended June 30, 2002. The change in cash flows from financing activities for the six months ended June 30, 2003 was primarily the result of (1) borrowings under the senior secured credit facilities of $222.2 million, (2) the repayment of $161.7 million of previous borrowings as a result of the refinancing of the senior credit facilities on February 13, 2003, (3) the issuance of $74.7 million of new discount notes in March, 2003, and (4) financing costs of approximately $7.4 million. For the six months ended June 30, 2002, the change in cash flows from financing activities was the result of (1) borrowings under the senior credit facilities of $2.5 million (2) the repayment of $2.7 million of previous borrowings, and (3) the $1.4 million distribution to Holdings II. As of June 30, 2003, there was approximately $67.9 million of unused commitments under the senior credit facilities, all of which could be drawn in compliance with the financial covenants under the senior credit facilities. We were in compliance with all covenants contained in the credit agreements governing our senior secured credit facilities and the indenture governing our senior subordinated notes at June 30, 2003. Our and Mission's credit agreements were refinanced in February 2003 as a result of our pending acquisitions. The terms of the amended credit facilities are described below.

     Senior Secured Credit Facilities

        On January 12, 2001, Nexstar Finance and Mission each entered into senior secured credit facilities with a group of commercial banks. The terms of the credit agreement governing the Nexstar facilities provided for a reducing revolving credit facility in the amount of $122.0 million, which was subsequently reduced to $72.0 million after the issuance of Nexstar Finance's senior subordinated notes, a term loan facility in the amount of $110.0 million and an uncommitted acquisition facility of $100.0 million. The Nexstar facilities were subsequently amended on June 14, 2001, to allow for a $50.0 million Term A loan facility, a $75.0 million Term B loan facility and a $57.0 million reducing revolving facility. On November 14, 2001, the credit facilities were further amended to adjust certain financial covenants effective September 30, 2001 and for future periods because Nexstar Finance was not in compliance with the consolidated total leverage ratio as of September 30, 2001, due in large part to the negative impact on advertising revenue resulting from the events of September 11, 2001 and anticipated noncompliance in future periods. The financial covenants setting forth the consolidated total leverage ratio and consolidated interest coverage ratio were amended to relax the thresholds that Nexstar Finance had to meet pursuant to the credit agreement.  In addition, we reduced the revolving facility from $57.0 million to $42.0 million. The terms of the credit agreement governing the Mission facility provided for a revolving credit facility in the amount of $43.0 million. On November 14, 2001, the credit facility was amended to increase the revolving facility to $58.0 million. Prior to the refinancing described below, the Nexstar revolving and Term A facilities along with Mission’s credit facility matured on January 12, 2007, while the Nexstar Term B facility matured on July 12, 2007.

        On February 13, 2003, Nexstar Finance and Mission obtained new senior credit facilities.  The facilities consist of a $185.0 million term loan (Nexstar Finance-$130.0 million and Mission-$55.0 million) and an $80.0 million revolver (Nexstar Finance-$50.0 million and Mission-$30.0 million).  Nexstar and Mission used the proceeds to refinance their existing senior credit facilities, pay for related debt financing costs and provide additional working capital. Financial covenants under the new senior credit facilities include a total leverage ratio of 7.25 times the last twelve months operating cash flow (as defined in the credit agreement) through March 30, 2004 and a senior leverage ratio of 4.25 times the last twelve months operating cash flow through June 29, 2004.  Covenants also include, among others, an interest coverage ratio of 1.50 to 1.00 through June 29, 2004 and a fixed charge coverage ratio of 1.10 to 1.00 through September 29, 2004.  The senior credit facilities contain covenants which require us to comply with certain limitations on the incurrence of additional indebtedness, issuance of equity, payment of dividends and on certain other business activities. Nexstar Finance and Mission were in compliance with all covenants contained in the credit agreements governing our senior credit facilities at June 30, 2003. The term loans amortize at 1% annually in years 2004 through 2009, with the remaining 94% due in 2010.  The outstanding principal amount on the revolving loans mature on December 31, 2009. As of June 30, 2003, Nexstar Finance had drawn $130.0 million of term loans and had no borrowings outstanding under its new revolver, and Mission had drawn $55.0 million of term loans and $12.2 million under its new revolver.  Interest rates associated with the Nexstar Finance and the Mission credit facilities are based, at the borrower’s option, on the prevailing prime rate plus an applicable margin or LIBOR plus an applicable margin. Interest is fixed for a period ranging from one month to 12 months, depending on availability of the interest basis selected, except if we select a prime-based loan, in which case the interest rate will fluctuate during the period as the prime rate fluctuates. Interest is payable periodically based on the type of interest rate selected. In addition, Nexstar Finance and Mission are required to pay quarterly commitment fees on the unused portion of the revolving commitments based on their combined consolidated total leverage ratio for that particular quarter. The refinancing of the predecessor senior credit facilities resulted in the write off during the first quarter of 2003 of $5.8 million of certain debt financing costs capitalized at December 31, 2002.

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

        On March 27, 2003, Nexstar issued $130.0 million principal amount at maturity of new discount notes at a price of 57.442%. The new discount notes mature on April 1, 2013. Each new discount note will have an accreted value at maturity of $1,000. The new discount notes will not begin to accrue cash interest until April 1, 2008 with payments to be made every six months in arrears on April 1 and October 1. They are generally unsecured senior obligations effectively subordinated to all of Nexstar Finance’s senior secured debt and are structurally subordinated to Nexstar Finance’s notes.

        We may be required to refinance Nexstar Finance’s notes to allow Nexstar Finance to distribute cash to us to allow us to make payments including mandatory redemption payments on the new discount notes and the discount notes. We can not be certain that we will be able to refinance Nexstar Finance’s Notes on acceptable terms.

     Debt Covenants

        The bank debt agreements and the senior subordinated notes described in Note 7 contain covenants which require Nexstar and Mission to comply with certain financial ratios, capital expenditures, cash film payments and other limits. Nexstar and Mission were in compliance with all such covenants at June 30, 2003.

     Digital Conversion

        FCC regulations required us to commence digital operations by May 1, 2002, in addition to continuing our analog operations, unless an extension of time was granted. We received extensions of time to begin digital operations at all of the stations except WCIA and WCFN, which met the May 1, 2002 deadline. All of our stations currently are operating low power digital facilities. We are currently working with Bahakel Communications to initiate low power digital facilities for WBAK, which has until September 14, 2003 to begin digital operations. The purchase of WBAK by Mission is due to close during the fourth quarter of 2003. We estimate that the digital conversion required an average initial capital expenditure of $0.2 million per station for low-power transmission of digital signal programming and will require an average additional capital expenditure of $0.7 million per station to modify the transmitter for full-power digital signal transmission. Digital conversion expenditures were $1.5 million and $2.0 million for the year ended December 31, 2002 and the six months ended June 30, 2003, respectively. We have entered into a commitment of approximately $0.2 million payable in 2003 for the WBAK digital conversion. We anticipate that digital conversion expenditures will be funded through available cash on hand and cash generated from operations.

     Contractual Obligations

        The following summarizes our contractual obligations at June 30, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Total	2003		2004-2005	2006-2007	Thereafter

	(dollars in thousands)
Nexstar Senior credit facilities	$130,000	$		$2,600	$2,600	$124,800
Mission Senior credit facility	67,150		—	1,100	1,100	64,950
12% senior subordinated notes due 2008	160,000		—	—	—	160,000
16% senior discount notes due 2009	36,988		—	—	—	36,988
11.375% senior discount notes due 2013	130,000		—	—	—	130,000
Cash interest on debt	262,727		14,478	64,168	71,600	112,481
Broadcast rights current commitments	5,120		2,250	2,659	211	—
Broadcast rights future commitments	12,023		5,589	6,126	308	—
Executive employee contracts	9,284		1,003	3,909	3,912	460
Capital commitments for digital television	150		150	—	—	—
KARK and WDHN purchase price obligation	50,000		50,000	—	—	—
Time brokerage fees	80		80	—	—	—
Operating lease obligations	9,221		460	1,526	1,120	6,115

Total contractual cash obligations	$872,743		$74,010	$82,088	$80,851	$635,794

        We have remaining commitments on our announced acquisitions of $50.0 million.  For the KARK and WDHN stations, Nexstar paid a deposit of $40.0 million in January 2003, and paid the remaining $50.0 million on August 1, 2003.

        We do not have any rating downgrade triggers that would accelerate the maturity dates of our debt. However, a downgrade in our credit rating could adversely affect our ability to renew existing, or obtain access to new credit facilities in the future and could increase the cost of such facilities.

        We are highly leveraged, which makes us vulnerable to changes in general economic conditions. Our ability to repay or refinance our debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond our control.  Based on the current operations and anticipated future growth, we believe that our available cash, anticipated cash flow from operations, and available borrowings under our senior credit facilities will be sufficient to fund our working capital, capital expenditure requirements, interest payments and scheduled principal payments for at least the next twelve months.

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

Recently Issued Accounting Standards

        On April 30, 2003, the FASB issued FASB Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 149 amends SFAS No. 133 and certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivative in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively.

        In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). This statement addresses financial accounting and reporting for financial instruments with characteristics of both liabilities and equity and is effective at the beginning of the first interim period beginning after June 12, 2003.

        We are currently evaluating the accounting impact of the adoption of these new standards.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest Rate Risk

        Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations.

        All borrowings at June 30, 2003 under our senior credit facilities bear interest ranging from 4.29% to 4.54%, which represents the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreements.

        The following table estimates the changes to cash flow from operations if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month time horizon after giving effect to the interest rate swap agreement described below:

	Interest rate decrease		No change to interest rate	Interest rate increase

	100 BPS	50 BPS		50 BPS	100 BPS

	(dollars in thousands)
Senior credit facilities	$11,048	$11,567	$12,086	$12,605	$13,125
12% senior subordinated notes due 2008	19,200	19,200	19,200	19,200	19,200
16% senior discount notes due 2009	4,732	4,732	4,732	4,732	4,732
11.375% senior discount notes due 2013	8,991	8,991	8,991	8,991	8,991

Total	$43,971	$44,490	$45,009	$45,528	$46,048

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

        At June 30, 2003, we had in effect an interest rate swap agreement with a commercial bank, with a notional amount of $93.3 million. This interest rate swap agreement requires us to pay a fixed rate and receive a floating rate thereby creating fixed rate debt. The differential to be paid or received on the swap is accrued as an adjustment to interest expense. We are exposed to credit loss in the event of nonperformance by the counterparty. The net fair value of the interest rate swap agreement, which represents the cash that we would pay to settle the agreement, was approximately $5.1 million and $5.6 million at June 30, 2003 and December 31, 2002, respectively.

ITEM 4.    CONTROLS AND PROCEDURES

         (a)  Nexstar carried out an evaluation as of the end of the period covered by this report, under the supervision and with the participation of Nexstar’s management, including Nexstar’s president and chief executive officer along with the Nexstar’s chief financial officer, of the effectiveness of the design and operation of Nexstar’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(d) under the Securities Exchange Act of 1934. Based upon that evaluation, Nexstar’s president and chief executive officer and chief financial officer concluded that Nexstar’s disclosure controls and procedures (1) were effective in timely alerting them  to material information relating to Nexstar (including its consolidated subsidiaries) required to be included in Nexstar’s periodic SEC filings and (2) were adequate to ensure that information required to be disclosed by Nexstar in the reports filed or submitted by Nexstar under the Securities Exchange Act of 1934 is recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms.

         (b)  There have been no significant changes in Nexstar’s internal control over financial reporting identified in connection with the evaluation described in paragraph (a) above, that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

Exhibit No.	Exhibit

31.1	Certification of Perry A. Sook pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of G. Robert Thompson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Perry A. Sook pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of G. Robert Thompson pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: August 14, 2003