Form 10-Q
period 2003-09-30
NEXSTAR FINANCE HOLDINGS INC; NEXSTAR FINANCE HOLDINGS LLC
filed 2003-11-14
CIK 1158165, 1158168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2003

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

As of September 30, 2003, Nexstar Finance Holdings, L.L.C. had one member, Nexstar Finance Holdings II, L.L.C., and Nexstar Finance Holdings, Inc. had 1,000 shares of common stock outstanding, all of which were owned by Nexstar Finance Holdings, L.L.C.

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEXSTAR FINANCE HOLDINGS, L.L.C.

CONSOLIDATED BALANCE SHEETS

	December 31, 2002	September 30, 2003
	(Unaudited)	(Unaudited)
	(dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$19,879	$51,733
Accounts receivable, net of allowance for doubtful accounts of $660 and $1,067, respectively	26,065	28,520
Current portion of broadcast rights	10,357	13,954
Prepaid expenses and other current assets	1,005	1,215
Deferred tax assets	43	43
Taxes receivable	—	47

Total current assets	57,349	95,512

Property and equipment, net	54,612	67,253
Broadcast rights	3,392	3,670
Due from parent entities	1,685	2,339
Other noncurrent assets	2,585	1,973
Goodwill, net	60,708	103,273
Intangible assets, net	220,987	284,136

Total assets	$401,318	$558,156

LIABILITIES AND MEMBER’S INTEREST
Current liabilities:
Current portion of debt	$2,567	$1,388
Current portion of broadcast rights payable	10,581	14,121
Accounts payable	2,624	2,959
Accrued expenses	7,000	6,596
Taxes payable	57	—
Interest payable	4,964	10,476
Deferred revenue	438	478

Total current liabilities	28,231	36,018

Debt	317,450	461,272
Broadcast rights payable	3,732	4,008
Deferred tax liabilities	5,891	35,715
Deferred revenue	2,171	3,892
Other liabilities	5,641	4,236

Total liabilities	363,116	545,141

Commitments and contingencies (Note 9)
Minority interest in consolidated entity	—	2,883

Member’s interest:
Contributed capital	153,324	151,802
Accumulated deficit	(115,122)	(141,670)

Total member’s interest	38,202	10,132

Total liabilities and member’s interest	$401,318	$558,156

The accompanying notes are an integral part of these consolidated financial statements.

NEXSTAR FINANCE HOLDINGS, L.L.C.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
	(Unaudited)		(Unaudited)
	(dollars in thousands)		(dollars in thousands)
Revenue (excluding trade and barter)	$33,816	$37,023	$97,438	$108,459
Less: commissions	(4,815)	(5,009)	(13,507)	(14,678)

Net broadcast revenue (excluding trade and barter)	29,001	32,014	83,931	93,781
Trade and barter revenue	2,689	2,748	7,603	8,365

Total net revenue	31,690	34,762	91,534	102,146

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	8,573	10,327	25,893	30,528
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	8,446	10,715	25,447	30,264
Amortization of broadcast rights	3,921	3,671	10,825	11,030
Amortization of intangible assets	3,370	4,686	9,844	11,823
Depreciation	3,443	3,346	9,846	9,177

Total operating expenses	27,753	32,745	81,855	92,822

Income from operations	3,937	2,017	9,679	9,324
Interest expense, including amortization of debt financing costs	(9,690)	(11,849)	(28,927)	(38,440)
Interest income	36	147	94	471
Other income (expenses), net	(2,104)	857	(2,366)	1,403

Loss before income taxes and cumulative effect of change in accounting principle	(7,821)	(8,828)	(21,520)	(27,242)
Income tax benefit	1,280	590	2,333	431

Loss before cumulative effect of change in accounting principle and minority interest in consolidated entity	(6,541)	(8,238)	(19,187)	(26,811)
Cumulative effect of change in accounting principle, net of tax (Note 2)	—	—	(27,419)	—
Minority interest in consolidated entity	—	158	—	263

Net loss	$(6,541)	$(8,080)	$(46,606)	$(26,548)

Other comprehensive income:
Change in market value of derivative instrument	$843	$—	$2,763	$—

Net loss and other comprehensive income	$(5,698)	$(8,080)	$(43,843)	$(26,548)

The accompanying notes are an integral part of these consolidated financial statements.

NEXSTAR FINANCE HOLDINGS, L.L.C.

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S INTEREST

	Contributed Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Member’s Interest
	(dollars in thousands)
Balance at January 1, 2002 (Unaudited)	$154,736	$(68,326)	$(3,731)	$82,679
Contributions	3	—	—	3
Distributions	(1,418)	—	—	(1,418)
Net loss	—	(46,606)	—	(46,606)
Change in market value of derivative instrument	—	—	2,763	2,763

Balance at September 30, 2002 (Unaudited)	153,321	(114,932)	(968)	37,421
Contributions	3	—	—	3
Net loss	—	(190)	—	(190)
Change in market value of derivative instrument	—	—	968	968

Balance at December 31, 2002 (Unaudited)	153,324	(115,122)	—	38,202
Distributions	(1,522)	—	—	(1,522)
Net loss	—	(26,548)	—	(26,548)

Balance at September 30, 2003 (Unaudited)	$151,802	$(141,670)	$—	$10,132

The accompanying notes are an integral part of these consolidated financial statements.

NEXSTAR FINANCE HOLDINGS, L.L.C.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2002	2003
	(Unaudited) (dollars in thousands)
Cash flows from operating activities:
Net loss	$(46,606)	$(26,548)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(1,614)	(393)
Depreciation of property and equipment	9,846	9,177
Amortization of intangible assets	9,844	11,823
Amortization of debt financing costs	2,121	7,606
Amortization of broadcast rights, excluding barter	5,879	5,478
Payments for broadcast rights	(5,785)	(5,461)
Gain on asset disposal, net	(62)	(1)
Cumulative effect of change in accounting principle, net of tax	27,419	—
Amortization of debt discount	3,196	8,066
Effect of accounting for derivative instruments	4,521	(1,992)
Minority interest in consolidated entity	—	(263)

Changes in assets and liabilities, net of acquisitions:

Decrease in accounts receivable and due from parent entities	478	734
Increase in prepaid expenses and other current assets	(395)	(160)
Increase in taxes receivable	(912)	(47)
Decrease in other noncurrent assets	688	679
Increase (decrease) in accounts payable and accrued expenses	1,208	(854)
Decrease in taxes payable	—	(57)
Increase in interest payable	3,846	5,512
Increase in deferred revenue	2,586	1,219

Net cash provided by operating activities	16,258	14,518

Cash flows from investing activities:
Additions to property and equipment, net	(5,780)	(6,085)
Proceeds from sale of assets	233	3
Acquisition of broadcast properties and related transaction costs	(8,092)	(101,305)
Down payment on acquisition of stations	—	(1,500)

Net cash used for investing activities	(13,639)	(108,887)

Cash flows from financing activities:
Proceeds from debt issuance	—	259,675
Repayment of loans	(2,835)	(161,656)
Proceeds from revolver draws	10,000	37,150
Proceeds from termination of derivative instrument	4,387	—
Payments for debt finance costs	(571)	(7,424)
Capital contributions	3	—
Distributions	(1,418)	(1,522)

Net cash provided by financing activities	9,566	126,223

Net increase in cash and cash equivalents	12,185	31,854

Cash and cash equivalents at beginning of period	5,802	19,879

Cash and cash equivalents at end of period	$17,987	$51,733

The accompanying notes are an integral part of these consolidated financial statements.

NEXSTAR FINANCE HOLDINGS, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business Operations

Nexstar Finance Holdings, L.L.C. (“Nexstar”) owns, operates and programs, through its subsidiaries, 16 television stations in the United States of America, consisting of seven NBC-affiliated television stations, four ABC-affiliated television stations, four CBS-affiliated television stations and one UPN-affiliated television station. Nexstar has an outsourcing agreement to provide services for a Fox affiliate owned by a subsidiary of Sinclair Broadcast Group, Inc. Through various other local service agreements, Nexstar (i) programs one Fox-affiliated television station and one NBC-affiliated station under Time Brokerage Agreements (“TBA”), (ii) has Shared Services Agreements (“SSA”) with two NBC-affiliated television stations, a CBS-affiliated television station and an ABC-affiliated television station and (iii) has SSAs and Joint Sales Agreements (“JSA”) with two Fox-affiliated television stations and a low-power UPN-affiliated television station. The television stations described above are located in New York, Pennsylvania, Illinois, Indiana, Missouri, Texas, Louisiana, Arkansas and Alabama.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Nexstar and its wholly-owned subsidiaries and independently-owned Mission Broadcasting, Inc. (“Mission”) (collectively, the “Company”). Mission owns and operates the following television stations: WYOU, WFXP, KODE, KJTL, KJBO-LP, KRBC and KSAN (formerly KACB). In addition, Mission provides most of the programming for WBAK, which is owned by Bahakel Communications, pursuant to a TBA. Nexstar does not own Mission or Mission’s television stations; however, under U.S. generally accepted accounting principles (“U.S. GAAP”), Nexstar is deemed to have a controlling financial interest in them due to Nexstar’s guarantee of Mission’s debt and the service and purchase option agreements described below. Additionally, Nexstar has evaluated the impact of accounting for Mission under Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation on Accounting Research Bulletin No. 51” (“FIN No. 46”) and has determined that Nexstar will be required to continue consolidating Mission’s financial position, results of operations and cash flows under U.S. GAAP. In order for both Nexstar and Mission to continue to comply with FCC regulations, Mission must maintain complete responsibility for and control over programming, finances, personnel and operations of its stations. Nexstar has entered into various service agreements with all of Mission’s stations. Nexstar has a TBA with WFXP, which allows Nexstar to program most of the station’s broadcast time, sell the station’s advertising time and retain the advertising revenue generated by WFXP in exchange for monthly payments to Mission. Nexstar has an SSA with KJTL and KJBO-LP, which allows the sharing of services including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments from Mission as described in the SSA. These payments have had the effect of Nexstar receiving substantially all of the available cash, after payment of debt service costs, generated by KJTL and KJBO-LP. Nexstar anticipates that the payments required by the SSA with KJTL and KJBO-LP will continue to have the effect of Nexstar receiving substantially all of the available cash, after payment of debt service costs, generated by KJTL and KJBO-LP. Pursuant to a JSA, Nexstar has also acquired the right to sell and receive the revenue from the advertising time on KJTL and KJBO-LP in return for monthly payments to Mission. Nexstar has an SSA with each of WYOU, KODE, KRBC, KSAN and WBAK and has a JSA with WBAK, which have terms substantially similar to the terms of the SSA and JSA, as applicable, with KJTL and KJBO-LP, except that the payment terms for the WYOU, KRBC and KSAN SSAs provide for payment of a flat monthly fee. Nexstar’s ability to receive cash from Mission is governed by these agreements.

In addition to providing certain services to Mission’s television stations, Nexstar Finance, L.L.C. (“Nexstar Finance”), a wholly owned subsidiary of Nexstar, is also the guarantor of Mission’s debt (See Note 7). Mission is a guarantor of the senior credit facilities entered into and the senior subordinated notes issued by Nexstar Finance (See Note 7). The shareholder of Mission has granted Nexstar a purchase option to acquire the assets and liabilities of each Mission station for consideration equal to the greater of (1) seven times the station’s broadcast cash flow as defined in the option agreement less the amount of its indebtedness as defined in the option agreement or (2) the amount of its indebtedness. These option agreements are freely exercisable or assignable by Nexstar without consent or approval by the shareholder of Mission.

NEXSTAR FINANCE HOLDINGS, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

As a result of the service arrangements, the debt guarantees and the option agreements with Mission, Nexstar is deemed to have a controlling financial interest in Mission under U.S. GAAP while complying with the FCC’s rules regarding ownership limits in television markets. As a result of Nexstar’s controlling financial interest in Mission under U.S. GAAP, Nexstar consolidates the financial position, results of operations and cash flows of Mission with Nexstar as if it were a wholly-owned entity of Nexstar in order to provide a more meaningful presentation of Nexstar’s performance. Because Mission has a net asset deficit and because there is no binding obligation on the shareholder of Mission to make capital contributions to cover the deficit, Nexstar recognizes 100% of Mission’s losses. As discussed above, Nexstar has considered the method of accounting under FIN No. 46 and has determined that it will be required to continue consolidating Mission’s financial position, results of operations and cash flow.

The financial statements as of September 30, 2003 and for the three months and nine months ended September 30, 2002 and 2003 are unaudited. However, in the opinion of management, such statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with U.S. GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. The financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

All intercompany account balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation. Unless otherwise noted, all dollars are in thousands.

Trade Transactions

The Company trades certain advertising time for various goods and services. These transactions are recorded at the estimated fair value of the goods or services received. Revenue from trade transactions is recognized when advertisements are broadcast and services or merchandise received are charged to expense or capitalized when received or used. The Company recorded $1.0 million and $0.9 million of trade revenue for the three months ended September 30, 2003 and 2002, respectively, and $2.8 million and $2.7 million of trade revenue for the nine months ended September 30, 2003 and 2002, respectively.

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

The Company barters advertising time for certain program material. These transactions, except those involving exchange of advertising time for network programming, are recorded at management’s estimate of the value of the advertising time exchanged, which approximates the fair value of the program material received. The value of advertising time exchanged is estimated by applying average historical advertising rates for specific time periods. The Company recorded $1.8 million of barter revenue for both the three months ended September 30, 2003 and 2002, respectively, and $5.6 million and $4.9 million of barter revenue for the nine months ended September 30, 2003 and 2002, respectively. The Company recorded $2.6 million and $2.4 million of trade and barter expense for the three months ended September 30, 2003 and 2002, respectively, and $8.2 million and $7.3 million of trade and barter expense for the nine months ended September 30, 2003 and 2002, respectively.

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

NEXSTAR FINANCE HOLDINGS, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

As required by SFAS No. 142, the Company completed a transitional impairment test for goodwill and FCC licenses as of January 1, 2002. As a result of this test, an impairment of $27.4 million, net of taxes, was recorded in the first quarter of 2002 as a cumulative effect of change in accounting principle. As of September 30, 2003, the Company did not identify any events that triggered any impairment assessment.

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

3. Acquisitions

KODE

On December 31, 2001, Mission entered into a TBA with GOCOM Broadcasting of Joplin, L.L.C. (“GOCOM”) and simultaneously entered into a purchase agreement to acquire substantially all of the assets of KODE for $14.0 million. Pursuant to the terms of the purchase agreement, Mission made a down payment of $6.0 million against the purchase price on December 31, 2001 and paid the remaining $8.0 million upon the consummation of the acquisition on September 30, 2002, exclusive of transaction costs. KODE is the ABC-affiliated television station in Joplin, Missouri. The acquisition has been accounted for under the purchase method and, accordingly, the purchase price was allocated to assets and liabilities acquired based on their estimated fair value on the acquisition date. The TBA was terminated upon the closing of the acquisition, and non-recurring TBA fees in the amount of $0.1 million and $0.3 million, respectively, are included in the consolidated financial statements of the Company for the three months and nine months ended September 30, 2002.

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

At September 30, 2002
(in millions)
Broadcast rights	$0.9
Property and equipment	2.7
Intangible assets	10.9
Goodwill, including transaction costs	0.7

Total assets acquired	15.2
Less: broadcast rights payable	0.9

Net assets acquired	$14.3

Of the $10.9 million of acquired intangible assets, $4.3 million was assigned to FCC licenses that are not subject to amortization and $5.5 million was assigned to network affiliation agreements (useful life of 15 years). The remaining $1.1 million of acquired intangible assets have a useful life of approximately 1 year. Goodwill of $0.7 million is expected to be deductible for tax purposes.

NEXSTAR FINANCE HOLDINGS, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Acquisitions—(Continued)

KRBC and KSAN

On December 13, 2002, Mission entered into a purchase agreement and a local marketing agreement with LIN Television Corporation and two of its subsidiaries, which owned KRBC, the NBC affiliate in Abilene-Sweetwater, Texas, and KSAN (formerly KACB), the NBC affiliate in San Angelo, Texas. Operations under the local marketing agreement commenced on January 1, 2003 and terminated upon the purchase of the stations. On June 13, 2003, Mission purchased substantially all of the assets of the stations for $10.0 million. Pursuant to the terms of the purchase agreement, Mission made a down payment of $1.5 million against the purchase price in December 2002, which has been included in noncurrent assets as of December 31, 2002, and paid the remaining $8.5 million upon the consummation of the acquisition on June 13, 2003, exclusive of transaction costs. The acquisition has been accounted for under the purchase method and, accordingly, the purchase price was allocated to assets and liabilities acquired based on their estimated fair value on the acquisition date.

On June 13, 2003, Mission entered into an SSA with KTAB, a Nexstar-owned station in the Abilene-Sweetwater, Texas market, whereby KTAB provides news production, technical maintenance and security for KRBC and KSAN. As a result of the SSA with KTAB, Mission should be able to reduce overhead costs associated with operations at KRBC and KSAN.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company obtained third-party valuations of certain acquired intangible assets.

At June 13, 2003
(in millions)
Accounts receivable	$0.8
Broadcast rights	0.3
Property and equipment	5.4
Intangible assets	4.0
Goodwill, including transaction costs	0.3

Total assets acquired	10.8
Less: accounts payable	0.1
Less: broadcast rights payable	0.3

Net assets acquired	$10.4

Of the $4.0 million of acquired intangible assets, $2.1 million was assigned to FCC licenses that are not subject to amortization and $1.7 million was assigned to network affiliation agreements (useful life of 15 years). The remaining $0.2 million of acquired intangible assets have a useful life of approximately 1 year. Goodwill of $0.3 million is expected to be deductible for tax purposes.

KARK and WDHN

On December 30, 2002, Nexstar entered into a purchase agreement and time brokerage agreements with two subsidiaries of Morris Multimedia, Inc., which owned KARK, the NBC affiliate in Little Rock-Pine Bluff, Arkansas, and WDHN, the ABC affiliate in Dothan, Alabama. Operations under the time brokerage agreements commenced on February 1, 2003. On August 1, 2003, Nexstar completed the acquisition of the stations for total consideration of $91.5 million, exclusive of transaction costs of $0.8 million. Pursuant to terms of the purchase agreement, Nexstar made a down payment of $40.0 million against the purchase price on January 31, 2003 and paid the remaining $51.5 million upon the consummation of the acquisition, exclusive of transaction costs. The time brokerage agreements were terminated on August 1, 2003.

The acquisition was accounted for under the purchase method and accordingly the purchase price was allocated to assets acquired and liabilities assumed based on their fair values at August 1, 2003. The Company obtained third-party valuations of certain acquired intangible assets.

At August 1, 2003
(in millions)
Accounts receivable	$3.1
Property and equipment	10.0
Intangible assets	68.5
Goodwill, including transaction costs	42.2
Accounts payable	(0.8)
Deferred tax liability	(30.2)
Deferred revenue	(0.5)

Total	$92.3

NEXSTAR FINANCE HOLDINGS, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Acquisitions—(Continued)

Of the $68.5 million of acquired intangible assets, $27.3 million was assigned to FCC licenses that are not subject to amortization and $36.3 million was assigned to network affiliation agreements (estimated useful life of 15 years). The remaining $4.9 million of acquired intangible assets have a useful life of approximately 1 year.

The selected unaudited pro forma consolidated information for the three months and nine months ended September 30, 2002 and 2003 determined as if the acquisitions, described above, had occurred on January 1, of each year is as follows:

	Three Months Ended September 30, 2002		Three Months Ended September 30, 2003
	As Reported	Pro Forma	As Reported	Pro Forma
	(Unaudited)		(Unaudited)
Net broadcast revenue (excluding trade and barter)	$29,001	$34,739	$32,014	$32,014
Total net revenue	31,690	37,536	34,762	34,762
Income from operations	3,937	3,294	2,017	1,187
Net loss	$(6,541)	$(8,031)	$(8,080)	$(8,910)

	Nine Months Ended September 30, 2002		Nine Months Ended September 30, 2003
	As Reported	Pro Forma	As Reported	Pro Forma
	(Unaudited)		(Unaudited)
Net broadcast revenue (excluding trade and barter)	$83,931	$100,556	$93,781	$95,047
Total net revenue	91,534	108,321	102,146	103,412
Income from operations	9,679	6,352	9,324	4,198
Net loss	$(46,606)	$(52,558)	$(26,548)	$(32,006)

The selected unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of results of operations in future periods or results that would have been achieved had the Company and the acquired stations been combined during the specified periods.

4. Operating and Management Agreements

WYZZ

Effective December 1, 2001, Nexstar entered into an outsourcing agreement with a subsidiary of Sinclair Broadcast Group, Inc. (“Sinclair”) to provide certain engineering, production, sales and administrative services for WYZZ, the Fox affiliate in Peoria, Illinois. Pursuant to this agreement, the parties share the combined broadcast cash flow, as defined in the agreement, generated by WYZZ and Nexstar-owned WMBD. The outsourcing agreement expires in December 2008, but at any time it may be canceled by either party upon 180 days written notice. Nexstar has evaluated its arrangement with Sinclair under FIN No. 46 and has determined that it is not the primary beneficiary of WYZZ.

KRBC and KSAN

On December 13, 2002, Mission entered into a local marketing agreement with LIN Television Corporation and two of its subsidiaries, which owned KRBC, the NBC affiliate in Abilene-Sweetwater, Texas, and KSAN (formerly KACB), the NBC affiliate in San Angelo, Texas. Operations under the local marketing agreement commenced on January 1, 2003 and terminated upon the purchase of the stations. On June 13, 2003, Mission purchased KRBC and KSAN (see Note 3) and entered into a shared services agreement with Nexstar whereby Nexstar’s station, KTAB, provides news production, technical maintenance and security for KRBC and KSAN. The local marketing agreement was terminated on June 13, 2003.

NEXSTAR FINANCE HOLDINGS, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Operating and Management Agreements—(Continued)

KARK and WDHN

On December 30, 2002, Nexstar entered into a purchase agreement and time brokerage agreements with two subsidiaries of Morris Multimedia, Inc., which owned KARK, the NBC affiliate in Little Rock-Pine Bluff, Arkansas, and WDHN, the ABC affiliate in Dothan, Alabama. Operations under the time brokerage agreements commenced on February 1, 2003. On August 1, 2003, Nexstar completed the acquisition of the stations for total consideration of $91.5 million. Pursuant to terms of the purchase agreement, Nexstar made a down payment of $40.0 million against the purchase price on January 31, 2003 and paid the remaining $51.5 million upon the consummation of the acquisition, exclusive of transaction costs. The time brokerage agreements were terminated on August 1, 2003.

WBAK

On May 8, 2003, Mission entered into a time brokerage agreement with Bahakel Communications and certain of its subsidiaries relating to WBAK and simultaneously entered into a purchase agreement to acquire substantially all of the assets of WBAK, the Fox affiliate in Terre Haute, Indiana, for $3.0 million. Operations under the time brokerage agreement commenced on May 9, 2003 and will terminate upon purchase of the station. Pursuant to the terms of the purchase agreement, Mission made a down payment of $1.5 million against the purchase price, which was funded from Mission’s senior credit facilities. The $1.5 million down payment has been included in noncurrent assets as of September 30, 2003. Additionally, Mission entered into a shared services agreement with Nexstar, effective May 9, 2003, whereby Nexstar-owned WTWO may provide certain services to Mission for WBAK, including news production, technical maintenance and security in exchange for monthly payments from Mission. Mission also entered into a joint sales agreement, effective May 9, 2003, whereby Nexstar-owned WTWO purchases all of the advertising time on WBAK and retains the advertising revenue in return for payments to Mission of $0.1 million per month, subject to adjustment to assure that each payment equals Mission’s actual operating costs plus $10.0 thousand per month. The acquisition is expected to close in the fourth quarter of 2003, subject to FCC consent. Mission has evaluated its arrangement with Bahakel Communication under FIN No. 46 and has determined that it is the primary beneficiary of WBAK. Mission has therefore consolidated the financial position and results of operations of WBAK since May 9, 2003. Therefore, pursuant to FIN No. 46, Bahakel’s ownership is currently reflected as minority interest in these consolidated financial statements.

Under these agreements, the Company pays for certain operating expenses of the respective stations and therefore may have unlimited exposure to any potential operating losses. The Company is responsible for reimbursing all of the operating expenses at WBAK and may ultimately have unlimited exposure to potential operating losses. The Company will continue to operate the stations under the time brokerage, shared services, joint sales and outsourcing agreements until the termination of such agreements. Termination of the time brokerage agreements typically occurs on consummation of the acquisitions of the stations. Additionally, Nexstar or Mission, as applicable, indemnifies the owners of the stations from and against all liability and claims arising out of or resulting from its activities, acts or omissions in connection with the agreements. The maximum potential amount of future payments Nexstar or Mission could be required to make for such indemnification is undeterminable at this time.

Quorum

On September 12, 2003, Nexstar Broadcasting Group, L.L.C. (“Nexstar Group”), Nexstar’s ultimate parent, signed a definitive agreement to acquire all of the subsidiaries of Quorum Broadcast Holdings, LLC (“Quorum”). Quorum owns and operates 11 television stations (including WTVW, which certain Quorum subsidiaries have contracted to sell) and provides management, sales or other services to an additional five stations, primarily in medium-sized markets. On the same date, Nexstar Group also entered into a management and consulting services agreement with Quorum pursuant to which Nexstar Group will perform certain management functions pending completion of the purchase. Nexstar Group will receive no compensation under the management agreement, provided that the sale closes before March 31, 2004. Nexstar Group will, however, be reimbursed for any expenses incurred. After March 31, 2004, the agreement requires Quorum to pay a quarterly management fee to Nexstar Group equal to 50% of the cost savings to Quorum resulting from Nexstar Group’s performance of certain management functions.

The Quorum acquisition will be structured as a merger of Quorum’s direct subsidiaries with and into Nexstar Group. The consideration for the merger will consist of a combination of cash, shares of common stock of Nexstar Broadcasting Group, Inc. (see Note 11) and the assumption of debt. As of June 30, 2003, Quorum and its related entities had total consolidated assets of approximately $196.5 million.

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

6. Intangible Assets and Goodwill

	Estimated useful life (years)	December 31, 2002	September 30, 2003
		(Unaudited)	(Unaudited)
Network affiliation agreements	15	$177,509	$216,655
FCC licenses	indefinite	81,468	112,512
Debt financing costs	term of debt	17,897	17,170
Other intangible assets	1-15	12,122	17,142

		288,996	363,479
Less: accumulated amortization		(68,009)	(79,343)

Intangible assets, net of accumulated amortization		220,987	284,136
Goodwill	indefinite	60,708	103,273

Intangible assets and goodwill, net		$281,695	$387,409

Total amortization expense from definite-lived intangibles (excluding debt financing costs) for the year ended December 31, 2002 and nine months ended September 30, 2003 was $13.4 million and $11.8 million, respectively. The estimated useful life of network affiliations contemplates renewals of the underlying agreements based on the Company’s historical ability to renew such agreements without significant cost or modifications to the conditions from which the value of the affiliation was derived. These renewals can result in estimated useful lives of individual affiliations ranging from 12 to 20 years. Management has determined that 15 years is a reasonable estimate within the range of such estimated useful lives. The carrying value of indefinite-lived intangibles, excluding goodwill, at December 31, 2002 and September 30, 2003 was $68.6 million and $99.7 million, respectively. The use of an indefinite life for FCC licenses contemplates the Company’s historical ability to renew their licenses, that such renewals generally may be obtained indefinitely and at little cost, and that the technology used in broadcasting is not expected to be replaced in the foreseeable future. Therefore, cash flows derived from the FCC licenses are expected to continue indefinitely.

7. Debt

Long-term debt consists of the following:

	December 31, 2002	September 30, 2003
	(Unaudited)	(Unaudited)
Term loans	$81,513	$185,000
Revolving credit facility	55,143	12,150
12% Senior subordinated notes due 2008, net of discount	154,762	155,313
16% Senior discount notes due 2009, net of discount	24,507	27,697
11.375% Senior discount notes due 2013, net of discount	—	78,997
SFAS No. 133 hedge accounting adjustment	4,092	3,503

	320,017	462,660
Less: current portion	(2,567)	(1,388)

	$317,450	$461,272

The Nexstar Senior Secured Credit Facilities

On January 12, 2001, Nexstar Finance entered into senior secured credit facilities (the “Nexstar credit facilities”) with a group of commercial banks. The terms of the credit agreement provided for a revolving credit facility (the “Nexstar revolver”) in the amount of $122.0 million and a term loan facility (the “Nexstar term loan”)

NEXSTAR FINANCE HOLDINGS, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Debt—(Continued)

in the amount of $110.0 million. The revolving credit facility was reduced to $72.0 million after the issuance of Nexstar Finance’s senior subordinated notes discussed below. The credit facilities were subsequently amended on June 14, 2001 to allow for a $50.0 million Term A facility, a $75.0 million Term B facility and a $57.0 million revolving facility. On November 14, 2001, the credit facilities were further amended to adjust certain financial covenants effective for the period ended September 30, 2001 and future periods because Nexstar was not in compliance with the consolidated total leverage ratio as of September 30, 2001, due in large part to the negative impact on advertising revenue resulting from the events of September 11, 2001, and Nexstar anticipated non-compliance in future periods. The amendment also reduced the revolving facility to $42.0 million. On June 5, 2002, the Nexstar credit facilities were amended again to allow Nexstar to undertake the reorganization and other transactions related to the proposed initial public offering by Nexstar Broadcasting Group, Inc., a member of Nexstar Group, including the redemption of the preferred membership interests of Nexstar Group, Nexstar’s ultimate parent. Prior to the refinancing described below, the Nexstar revolver and Term A facility would have matured on January 12, 2007 and the Term B facility would have matured on July 12, 2007. Any excess amount outstanding at the time of a mandatory reduction would have been payable at that time.

On February 13, 2003, Nexstar Finance obtained new senior secured credit facilities (the “New Nexstar Facilities”). The New Nexstar Facilities consist of a $130.0 million term loan and a $50.0 million revolver. Nexstar Finance used the proceeds from the term loan to refinance its existing senior secured credit facilities, pay related debt financing costs and provide additional working capital. Financial covenants under the New Nexstar Facilities include a total leverage ratio of 7.25 times the last twelve months operating cash flow (as defined in the credit agreement) through March 30, 2004 and a senior leverage ratio of 4.25 times the last twelve months operating cash through June 29, 2004. Covenants also include, among others, an interest coverage ratio of 1.50 to 1.00 through June 29, 2004 and a fixed charge coverage ratio of 1.10 to 1.00 through September 29, 2004. The term loans amortize at 1% annually in years 2004 through 2009, with the remaining 94% due in 2010. The outstanding principal amount on the revolving loans mature on December 31, 2009. As of September 30, 2003, Nexstar Finance had drawn $130.0 million on its term loan and had no borrowings outstanding under its revolver. Interest rates associated with the New Nexstar Facilities are based, at the option of Nexstar Finance, on (i) the higher of the prevailing prime rate or the Federal Funds Rate plus 0.50% plus an applicable margin or (ii) LIBOR plus an applicable margin, as defined in the credit agreement (4.12% at September 30, 2003). Interest is fixed for a period ranging from one month to 12 months, depending on availability of the interest basis selected, except if Nexstar Finance selects a prime-based loan, in which case the interest rate will fluctuate during the period as the prime rate fluctuates. Interest is payable periodically based on the type of interest rate selected. In addition, Nexstar Finance is required to pay quarterly commitment fees on the unused portion of the Nexstar Finance revolver loan commitment based on the Company’s leverage ratio for that particular quarter. The Nexstar Finance term loan is subject to scheduled mandatory repayments, and the Nexstar Finance revolver is subject to scheduled mandatory commitment reductions commencing in 2004. The borrowings under the Nexstar Finance credit facilities are guaranteed by each existing and subsequently acquired or organized subsidiary of Nexstar Finance and by Mission.

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

On February 13, 2003, Mission obtained new senior secured credit facilities (the “New Mission Facilities”). The New Mission Facilities consist of a $55.0 million term loan and a $30.0 million revolver. Mission used the proceeds from the loans to refinance its existing senior secured credit facility, pay related debt financing costs and provide additional working capital. Financial covenants under the New Mission Facilities include a total leverage ratio of 7.25 times the last twelve months operating cash flow (as defined in the credit agreement) through March 30, 2004 and a senior leverage ratio of 4.25 times the last twelve months operating cash through June 29, 2004. Covenants also include, among others, an interest coverage ratio of 1.50 to 1.00 through June 29, 2004 and a fixed charge coverage ratio of 1.10 to 1.00 through September 29, 2004. The term loan amortizes at 1% annually in years 2004 through 2009, with the remaining 94% due in 2010. The outstanding principal amount on the revolving loans mature on December 31, 2009. As of September 30, 2003, Mission had drawn $55.0 million on its term loan and $12.2 million under its revolver. Interest rates associated with the New Mission Facilities are based, at the option of Mission, (i) the higher of the prevailing prime rate or the Federal Funds Rate plus 0.50% plus an applicable margin or (ii) LIBOR plus an applicable margin, as defined in the credit agreement (ranging from 3.87% to 4.38% at September 30, 2003). Interest is fixed for a period ranging from one month to 12 months, depending on availability of the interest basis selected, except if Mission selects a prime-based loan, in which case the interest rate will fluctuate during the period as the prime rate fluctuates. Interest is payable periodically based on the type of interest rate selected. In addition, Mission is required to pay

NEXSTAR FINANCE HOLDINGS, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Debt—(Continued)

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

Debt Covenants

The bank debt agreements and the notes described above contain covenants which require the Company to comply with certain financial ratios, capital expenditures, cash film payments and other limits. The Company was in compliance with all such covenants at September 30, 2003.

8. Income Taxes

The Company’s income tax benefit for the nine months ended September 30, 2002 was $2.3 million, compared to $0.4 million for the nine months ended September 30, 2003. The Company’s effective tax rate was 10.8% for the nine months ended September 30, 2002 as compared to the effective tax rate of 1.6% for the nine months ended September 30, 2003. The significant differences from the statutory tax rate and the effective tax rate for the nine months ended September 30, 2003 include an increase in the valuation allowance, income earned by entities not subject to corporate income tax, and state taxes, net of the federal benefit.

9. Commitments and Contingencies

Digital Conversion

All of the Company’s stations currently are in compliance with FCC regulations regarding broadcasting digital signals. The Company is currently working with Bahakel Communications to initiate low power digital facilities for WBAK, which has at least until March 2004 to begin digital operations. The purchase of WBAK by Mission is expected to close during the fourth quarter of 2003, pending FCC consent. We estimate the digital conversion will require an average additional capital expenditure of $0.7 million per station to modify the transmitter for full-power digital signal transmission. Digital conversion expenditures were $2.0 million for the nine months ended September 30, 2003.

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

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, there are no liabilities recorded for these agreements as of December 31, 2002 and September 30, 2003.

When, as part of an acquisition, the Company acquires all of the assets and liabilities or all of the stock of a company, the Company assumes the liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments that could be required to be made by the Company for such obligations is undeterminable at this time.

In connection with most of the Company’s acquisitions, the Company enters into local service agreements for specified periods of time, usually six months or less, whereby the Company indemnifies the owner and operator of the television station, their employees, agents and contractors from liability, claims, and damages arising from the activities of operating the television station under such agreements. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable at this time. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements.

Litigation

From time to time, the Company is involved with claims that arise out of the normal course of its business. In the opinion of management, any resulting liability with respect to these claims would not have a material adverse effect on the Company’s financial position or results of operations.

10. Member’s Interest

Nexstar is 100% owned and controlled by one member, Nexstar Finance Holdings II, L.L.C. (“Holdings II”). In March 2002, Nexstar made a $1.4 million distribution to Holdings II. In March 2003, Nexstar made a $1.5 million distribution to Holdings II.

11. Initial Public Offering

On April 24, 2002, Nexstar Broadcasting Group, Inc., filed a registration statement for an initial public offering with the Securities and Exchange Commission (“SEC”). Nexstar Group, Nexstar’s ultimate parent, will undertake a reorganization in connection with the consummation of the initial public offering whereby Nexstar Group and certain of its direct and indirect subsidiaries will be merged with and into Nexstar Broadcasting Group, Inc., which will be the surviving corporation.

NEXSTAR FINANCE HOLDINGS, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Recently Issued Accounting Pronouncements

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

The adoption of these new standards by the Company did not have a significant accounting impact.

13. Subsequent Events

On October 13, 2003, Nexstar entered into a purchase agreement to acquire substantially all of the assets of KPOM/KFAA, the NBC affiliate in Fort Smith-Fayetteville-Springdale-Rogers, Arkansas, from J.D.G. Television, Inc. for $17.0 million, exclusive of transaction costs. Operations under a time brokerage agreement between Nexstar and J.D.G. Television, Inc. began on October 16, 2003. Pursuant to terms of the purchase agreement, Nexstar made a down payment of $10.0 million against the purchase price on October 16, 2003, which was funded from available cash. The acquisition is expected to close in the first quarter of 2004, subject to FCC consent. The Company is currently evaluating the accounting impact of these agreements under FIN No. 46.

Nexstar Finance plans to issue $125.0 million of senior subordinated notes (the “new notes”) during the fourth quarter of 2003. The new notes are expected to be guaranteed by all of the domestic existing and future subsidiaries of Nexstar Finance and by Mission. They are expected to be general unsecured senior subordinated obligations subordinated to all of the Company’s senior secured credit facilities. The indenture governing the new notes is expected to contain covenants that restrict the ability of the Company to incur additional indebtedness, pay dividends and undertake certain other business activities.

Nexstar Finance and Mission plan to amend their senior secured credit facilities during the fourth quarter of 2003. The new facilities are expected to consist of a $195.0 million term loan (Nexstar Finance - $55.0 million and Mission - $140.0 million) and an $80.0 million revolver (Nexstar Finance - $50.0 million and Mission - $30.0 million). Nexstar Finance and Mission anticipate using the proceeds to refinance their existing senior secured credit facilities, pay for related debt financing costs and finance the Quorum and VHR acquisitions, including the refinancing of all debt of Quorum’s subsidiaries. The amendments to the Nexstar Finance and Mission senior secured credit facilities are expected to result in the write off of approximately $3.1 million of debt financing costs during the fourth quarter of 2003.

Nexstar plans to retire the outstanding amount of its 16% discount notes in the fourth quarter of 2003 pursuant to the redemption provision in the indenture governing the discount notes. To retire the discount notes, Nexstar expects to pay approximately $29.7 million in principal and approximately $4.8 million in prepayment penalties. The redemption of the discount notes is expected to result in the write off of approximately $0.9 million of debt financing costs during the fourth quarter of 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking and Cautionary Statements

The following discussion and analysis should be read in conjunction with the unaudited consolidated balance sheet as of September 30, 2003, unaudited consolidated statements of operations and other comprehensive income and other unaudited financial statements for the three months and nine months ended September 30, 2002 and 2003 and related notes included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections or expectations of earnings, revenue, financial performance, liquidity and capital resources or other financial items; any assumptions or projections about the television broadcasting industry; any statements of our plans, strategies and objectives for our future operations, performance, liquidity and capital resources or other financial items; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and other similar words.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ from this projection or assumption in any of our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties, including those described in Nexstar’s Annual Report on Form 10-K for the year ended December 31, 2002. The forward-looking statements are made only as of the date hereof, and we do not have or undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances unless otherwise required by law.

We make references throughout our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to comparisons on a “same station basis” in order to provide a more meaningful comparison of annual growth from internal operations which may be masked by growth from acquisitions. These comparisons refer to stations that we have owned or provided services to at the beginning and end of a particular period. In particular, references to a comparison on a same station basis for the three months and nine months ended September 30, 2003 versus the three months and nine months ended September 30, 2002 include the following stations: WYOU, KQTV, WTWO, WBRE, KFDX, KSNF, KBTV, WJET, WFXP, WROC, KJTL, KJBO-LP, KTAB, KMID, KTAL, WCIA, WMBD, WYZZ and KODE. As used in the report, unless the context indicates otherwise, “Nexstar” refers to Nexstar Finance Holdings, L.L.C. and its consolidated subsidiaries including Nexstar Finance Holdings, Inc., and “Mission” refers to Mission Broadcasting, Inc. All references to “we,” “our,” and “us” refer to Nexstar.

Introduction

We currently own and operate, through our subsidiaries, 16 television stations. Through various local service agreements with Mission Broadcasting, Inc. (“Mission”), we provide various management, sales or other services to additional television stations. Mission is 100% owned by an independent third party. Mission owns and operates the following television stations: WYOU, WFXP, KODE, KJTL, KJBO-LP, KRBC and KSAN (formerly KACB). In addition, Mission provides most of the programming for WBAK, pursuant to a time brokerage agreement, pending Mission’s acquisition of WBAK from Bahakel Communications, which is expected to close in the fourth quarter of 2003, subject to FCC consent. We do not own Mission or its television stations. In order for both Nexstar and Mission to continue to comply with FCC regulations, Mission must maintain complete responsibility for and control over programming, finances, personnel and operations of its stations. However, as a result of the guarantee by Nexstar Finance, L.L.C. (“Nexstar Finance”), a wholly owned subsidiary of Nexstar, of Mission’s debt and our arrangements under the local service agreements and purchase option agreements with Mission (described below), we are deemed under U.S. generally accepted accounting principles (“U.S. GAAP”) to have a controlling financial interest in Mission. Additionally, we have evaluated the impact of accounting for Mission under Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51” (“FIN No. 46”) and have determined that we will be required to continue consolidating Mission’s financial position, results of operations and cash flows under U.S. GAAP.

Our ability to receive cash from Mission is governed by the following local service agreements:

•	We have a time brokerage agreement with WFXP, which allows us to program most of the station’s broadcast time, sell the station’s advertising time and retain the advertising revenue generated by WFXP in exchange for monthly payments to Mission.

•	We have a shared services agreement with KJTL and KJBO-LP, which allows the sharing of services, including news production, technical maintenance and security, in exchange for our right to receive certain payments from Mission as described in the shared services agreement. Through a joint sales agreement, we have also acquired the rights to sell and receive the revenue from the advertising time on KJTL and KJBO-LP in return for monthly payments to Mission. The arrangements under these agreements have had the effect of us receiving substantially all of the available cash, after payment of debt service costs, generated by KJTL and KJBO-LP. We anticipate that we will continue to receive substantially all of the available cash, after payment of debt service costs, generated by KJTL and KJBO-LP under these agreements.

•	We have shared service agreements with each of WYOU, KODE, KRBC, KSAN and WBAK and a joint sales agreement with WBAK, which have terms substantially similar to the terms of the shared services agreement and joint sales agreement, as applicable, with KJTL and KJBO-LP, except that the payment terms under the shared services agreements for WYOU, KRBC and KSAN provide for payment of a flat monthly fee.

•	We have joint sales agreements with WYOU, KODE, KRBC and KSAN, the terms of which will begin only at the later of (a) the 10th day after our written notice to Mission and (b) the satisfaction of requirements, if any, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The terms of these joint sales agreements are substantially similar to the terms of our joint sales agreements with KJTL and KJBO-LP.

In addition to providing certain services to Mission’s television stations, Nexstar Finance also guarantee Mission’s bank debt. Similarly, Mission is a guarantor of the senior credit facilities entered into and the senior subordinated notes issued by Nexstar Finance.

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

Nexstar does not own Mission or Mission’s television stations. However, as a result of Nexstar Finance’s guarantee of Mission’s debt and our arrangements under the local service arrangements and purchase option agreements with Mission, we are deemed under U.S. GAAP to have a controlling financial interest in Mission while complying with the FCC’s rules regarding ownership limits in television markets. In order for both Nexstar and Mission to continue to comply with FCC regulations, Mission must maintain complete responsibility for and control over programming, finances, personnel and operations of its stations. As a result of our controlling financial interest in Mission under U.S. GAAP and in order to present fairly our financial position, results of operations and cash flows, we consolidate the financial position, results of operations and cash flows of Mission as if it were a wholly-owned entity. We believe this presentation is meaningful for understanding our financial performance. As discussed above, we have considered the method of accounting under FIN No. 46 and have determined that we will be required to continue consolidating Mission’s financial position, results of operations and cash flows. Therefore, the following discussion of our financial position and results of operations includes Mission’s financial position and results of operations.

In addition to our agreements with Mission, pursuant to an outsourcing agreement with a subsidiary of Sinclair Broadcast Group, Inc. (“Sinclair”) that became effective December 1, 2001, we provide engineering, production, sales and administrative services for WYZZ, the Fox affiliate in the Peoria-Bloomington, Illinois market. The parties share the combined broadcast cash flow, as defined in the agreement, generated by WYZZ and Nexstar-owned WMBD. The outsourcing agreement expires in December 2008, but at any time it may be canceled by either party upon 180 days written notice. We evaluated the arrangement under FIN No. 46 and determined that we are not the primary beneficiary of WYZZ.

The operating revenue of our stations is derived primarily from advertising revenue, which in turn depends on the economic conditions of the markets in which we operate, the demographic makeup of those markets and the marketing strategy we employ in each market. The primary operating expenses consist of commissions on advertising revenue, employee compensation and related benefits, newsgathering and programming costs. A large percentage of the costs involved in the operation of our stations remains relatively fixed.

Each of our stations has a network affiliation agreement pursuant to which the network provides programming to the station during specified time periods, including prime time. Each of NBC, CBS and ABC compensates our affiliated stations for distributing the network’s programming over the air and for allowing the network to keep a portion of advertising inventory during those time periods. The affiliation agreements with Fox and UPN do not provide for compensation. Each station acquires licenses to broadcast programming in non-news and non-network time periods. The licenses are either purchased from a program distributor for cash and/or the program distributor is allowed to sell some of the advertising inventory as compensation to eliminate or reduce the cash cost for the license. The latter practice is referred to as barter broadcast rights. The station records the estimated fair market value of the licenses, including any advertising inventory given to the program distributor, as a broadcast right asset and liability. The assets are amortized as a component of amortization of broadcast rights. Amortization is computed using the straight-line method based on the license period or usage, whichever is greater. The cash broadcast rights liabilities are reduced by monthly payments while the barter liability is amortized over the life of the contract as a component of trade and barter revenue.

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

Most advertising contracts are short-term and generally run for a few weeks. Excluding political revenue, 65.7% of Nexstar’s and Mission’s spot revenue for both the nine months ended September 30, 2002 and 2003, respectively, was generated from local advertising. The remainder of our advertising revenue represents inventory sold for national or political advertising. Each station has an agreement with a national representative firm that provides for representation outside the particular station’s market. National commission rates vary within the industry and are governed by each station’s agreement. All national and political revenue is derived from advertisements placed by advertising agencies. The agencies receive a commission rate of 15.0% of the gross amount of advertising schedules placed by them. While the majority of local spot revenue is placed by local agencies, some advertisers place their schedules directly with the local sales staff, thereby eliminating the agency commission.

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

Acquisitions and Station Agreements

The acquisitions and local service agreements described below, which were entered into by Nexstar and Mission during the fiscal year ended December 31, 2002 and the nine months ended September 30, 2003, affect the year-to-year comparability of the operating results discussed in this Quarterly Report on Form 10-Q:

•	On April 1, 2002, we entered into a shared services agreement with Mission to provide news production, technical maintenance and security for KODE, in exchange for monthly fees paid to us. The services provided by us resulted in higher miscellaneous revenue and operating expenses for Nexstar-owned KSNF, the station providing the services.

•	On April 1, 2002, we converted WCFN from a satellite station of WCIA to a UPN-affiliated station. As a result, WCFN became a full-power station capable of generating revenue of its own. For discussion purposes on a same station basis, we have excluded WCFN’s revenue and expenses.

•	On December 13, 2002, Mission entered into a purchase agreement and local marketing agreement with LIN Television Corporation and two of its subsidiaries, which owned KRBC, the NBC affiliate in Abilene-Sweetwater, Texas, and KSAN (formerly KACB), the NBC affiliate in San Angelo, Texas. Operations under the local marketing agreement commenced on January 1, 2003 and terminated upon the purchase of the stations. On June 13, 2003, Mission purchased substantially all of the assets of the stations for $10.0 million. Pursuant to the terms of the purchase agreement, Mission made a down payment of $1.5 million against the purchase price in December 2002 and paid the remaining $8.5 million upon the consummation of the acquisition on June 13, 2003, exclusive of transaction costs. On June 13, 2003, Mission entered into a shared services agreement with KTAB, a Nexstar-owned station in the Abilene-Sweetwater, Texas market, whereby KTAB provides news production, technical maintenance and security for KRBC and KSAN in exchange for monthly payments from Mission.

•	On December 30, 2002, Nexstar entered into a purchase agreement and time brokerage agreements with two subsidiaries of Morris Multimedia, Inc., which owned KARK, the NBC affiliate in Little Rock-Pine Bluff, Arkansas, and WDHN, the ABC affiliate in Dothan, Alabama. Operations under the time brokerage agreements commenced on February 1, 2003. On August 1, 2003, Nexstar completed the acquisition of the stations for total consideration of $91.5 million, and the time brokerage agreements were terminated. Pursuant to terms of the purchase agreement, Nexstar made a down payment of $40.0 million against the purchase price on January 31, 2003 and paid the remaining $51.5 million upon the consummation of the acquisition, exclusive of transaction costs.

•	On May 8, 2003, Mission entered into a purchase agreement and a time brokerage agreement with Bahakel Communications and certain of its subsidiaries, the current owner of WBAK, the Fox affiliate in Terre Haute, Indiana. Operations under the time brokerage agreement commenced on May 9, 2003 and will terminate upon the purchase of the station. Following FCC consent to the transaction, Mission will purchase substantially all of the assets of WBAK for $3.0 million. Pursuant to the terms of the purchase agreement, on May 9, 2003, Mission made a down payment of $1.5 million against the purchase price, which was funded from Mission’s senior credit facilities. Additionally, Mission entered into a shared services agreement with Nexstar, effective May 9, 2003, whereby Nexstar-owned WTWO may provide certain services to WBAK, including news production, technical maintenance and security in exchange for monthly payments from Mission. Mission also entered into a joint sales agreement, effective May 9, 2003, whereby Nexstar-owned WTWO purchases all of the advertising time on WBAK and retains the advertising revenue in return for payments to Mission. The transaction is expected to close in the fourth quarter of 2003, subject to FCC consent. Mission has evaluated its arrangement with Bahakel Communications under FIN No. 46 and has determined that it is the primary beneficiary of WBAK. Mission has therefore consolidated the financial position and results of operations of WBAK since May 9, 2003.

•	On September 12, 2003, Nexstar Broadcasting Group, L.L.C. (“Nexstar Group”), Nexstar’s ultimate parent, signed a definitive agreement to acquire all of the subsidiaries of Quorum Broadcast Holdings, LLC (“Quorum”). Quorum owns and operates 11 television stations (including WTVW, which certain Quorum subsidiaries have contracted to sell) and provides management, sales or other services to an additional five stations, primarily in medium-sized markets. On the same date, Nexstar Group also entered into a management and consulting services agreement with Quorum pursuant to which Nexstar Group will perform certain management functions pending completion of the purchase. Nexstar Group will receive no compensation under the management agreement, provided that the sale closes before March 31, 2004. Nexstar Group will, however, be reimbursed for any expenses incurred. After March 31, 2004, the agreement requires Quorum to pay a quarterly management fee to Nexstar Group equal to 50% of the cost savings to Quorum resulting from Nexstar Group’s performance of certain management functions. The Quorum acquisition will be structured as a merger of Quorum’s direct subsidiaries with and into Nexstar Group. The consideration for the merger will consist of a combination of cash, shares of common stock of Nexstar Broadcasting Group, Inc. (see Note 11) and the assumption of debt.

Recent Developments

On February 13, 2003, Nexstar Finance and Mission obtained new senior secured credit facilities. The facilities consist of a $185.0 million term loan (Nexstar Finance-$130.0 million and Mission-$55.0 million) and an $80.0 million revolver (Nexstar Finance-$50.0 million and Mission-$30.0 million). We and Mission used the proceeds from the term loan to refinance our existing senior credit facilities, pay for related debt financing costs and provide additional working capital. Financial covenants under the new senior credit facilities include a total leverage ratio of 7.25 times the last twelve months operating cash flow (as defined in the credit agreement) through March 30, 2004 and a senior leverage ratio of 4.25 times the last twelve months operating cash flow (as defined in the credit agreement) through June 29, 2004. Covenants also include, among others, an interest coverage ratio of 1.50 to 1.00 through June 29, 2004 and a fixed charge coverage ratio of 1.10 to 1.00 through September 29, 2004. The term loans amortize at 1% annually in years 2004 through 2009, with the remaining 94% due in 2010. The outstanding principal amount on the revolving loans mature on December 31, 2009. As of September 30, 2003, Nexstar Finance had drawn $130.0 million of term loans and had no borrowings outstanding under its new revolver and Mission had drawn $55.0 million of term loans and $12.2 million under its new revolver. The refinancing of the predecessor senior credit facilities resulted in the write off during the first quarter of 2003 of $5.8 million of certain debt financing costs capitalized at December 31, 2002.

On October 13, 2003, Nexstar entered into a purchase agreement to acquire substantially all of the assets of KPOM/KFAA, the NBC affiliate in Fort Smith-Fayetteville-Springdale-Rogers, Arkansas, from J.D.G. Television, Inc. for $17.0 million, exclusive of transaction costs. Operations under a time brokerage agreement between Nexstar and J.D.G. Television, Inc. began on October 16, 2003. Pursuant to terms of the purchase agreement, Nexstar made a down payment of $10.0 million against the purchase price on October 16, 2003, which was funded from available cash. The acquisition is expected to close in the first quarter of 2004, subject to FCC consent. Nexstar is currently evaluating the impact of these agreements under FIN No. 46.

Nexstar Finance plans to issue $125.0 million of senior subordinated notes (the “new notes”) during the fourth quarter of 2003. The new notes are expected to be guaranteed by all of the domestic existing and future subsidiaries of Nexstar Finance and by Mission. They are expected to be general unsecured senior subordinated obligations subordinated to all of Nexstar Finance’s senior secured credit facilities. The indenture governing the new notes is expected to contain covenants that restrict the ability of Nexstar to incur additional indebtedness, pay dividends and undertake certain other business activities.

Nexstar Finance and Mission plan to amend their senior secured credit facilities during the fourth quarter of 2003. The new facilities are expected to consist of a $195.0 million term loan (Nexstar Finance - $55.0 million and Mission - $140.0 million) and an $80.0 million revolver (Nexstar Finance - $50.0 million and Mission - $30.0 million). Nexstar Finance and Mission anticipate using the proceeds to refinance their existing senior secured credit facilities, pay for related debt financing costs and finance the Quorum and VHR acquisitions, including the refinancing of all of the debt of Quorum’s subsidiaries. The amendments to the Nexstar Finance and Mission senior secured credit facilities are expected to result in the write off of approximately $3.1 million of debt financing costs during the fourth quarter of 2003.

Nexstar plans to retire the outstanding amount of its 16% discount notes in the fourth quarter of 2003 pursuant to the redemption provision in the indenture governing the discount notes. To retire the discount notes, Nexstar expects to pay approximately $29.7 million in principal and approximately $4.8 million in prepayment penalties. The redemption of the discount notes is expected to result in the write off of approximately $0.9 million of debt financing costs during the fourth quarter of 2003.

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

Historical Performance

Revenue

The following table sets forth the principal types of revenue received by our stations for the periods indicated and each type of revenue (other than trade and barter) as a percentage of total gross revenue, as well as agency and national sales representative commissions:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2002		2003		2002		2003
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)				(dollars in thousands)
Local	$17,605	52.1	$22,394	60.5	$53,766	55.2	$65,551	60.5
National	9,099	26.9	11,578	31.3	28,091	28.8	34,202	31.5
Political	5,056	14.9	939	2.5	9,287	9.5	2,406	2.2
Network compensation	1,624	4.8	1,680	4.5	4,881	5.0	5,014	4.6
Other	432	1.3	432	1.2	1,413	1.5	1,286	1.2

Total gross revenue	33,816	100.0	37,023	100.0	97,438	100.0	108,459	100.0
Less: Agency and national representative commissions	4,815	14.2	5,009	13.5	13,507	13.9	14,678	13.5

Net broadcast revenue	29,001	85.8	32,014	86.5	83,931	86.1	93,781	86.5
Trade and barter revenue	2,689		2,748		7,603		8,365

Total net revenue	$31,690		$34,762		$91,534		$102,146

Results of Operations

The following table sets forth a summary of our operations for the periods indicated and their percentages of total net revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2002		2003		2002		2003
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)				(dollars in thousands)
Total net revenue	$31,690	100.0	$34,762	100.0	$91,534	100.0	$102,146	100.0
Operating expenses:
Corporate expenses	1,008	3.2	1,630	4.7	2,869	3.1	4,255	4.2
Station direct operating expenses, net of trade	7,957	25.1	9,474	27.3	23,581	25.8	27,846	27.3
Selling, general and administrative expenses	7,438	23.5	9,085	26.1	22,578	24.7	26,009	25.5
Trade and barter expense	2,445	7.7	2,634	7.6	7,258	7.9	8,234	8.1
Depreciation and amortization	6,813	21.5	8,032	23.1	19,690	21.5	21,000	20.6
Amortization of broadcast rights, excluding barter	2,092	6.6	1,890	5.4	5,879	6.4	5,478	5.4

Income from operations	$3,937		$2,017		$9,679		$9,324

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002.

Net broadcast revenue for the three months ended September 30, 2003 was $32.0 million, an increase of $3.0 million, compared to $29.0 million for the three months ended September 30, 2002. An increase in net broadcast revenue of $5.1 million was attributed to stations for which a local service arrangement was entered into after January 1, 2002 and WCFN. On a same station basis, net broadcast revenue for the three months ended September 30, 2003 was $25.6 million as compared to $27.7 million for the three months ended September 30, 2002, a decrease of 7.5%, or $2.1 million. Of this decrease, $3.2 million was attributed to a decline in political revenue resulting from a lack of election campaigns in most of our markets in 2003, offset, in part, by increases in local demand of $0.6 million and national revenue of $0.5 million on a same station basis. We expect to have higher advertising revenue during the even-numbered years as a result of revenue associated with the Olympic Games and political campaigns and lower advertising revenue during the odd-numbered years without Olympic Games and with nominal political activity.

        Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses, net of trade, for the three months ended September 30, 2003 were $18.6 million, compared to $15.4 million for the comparable period in 2002, an increase of $3.2 million. Of the $3.2 million increase, $3.5 million was attributed to stations for which a local service arrangement was entered into after January 1, 2002 and WCFN, offset by $0.3 million of reductions in direct operating expenses at stations owned longer than one year. On a same station basis, station direct operating expenses and selling, general and administrative expenses, net of trade, for the three months ended September 30, 2003 were $13.9 million as compared to $14.2 million for the three months ended September 30, 2002, a decrease of 2.2%, or $0.3 million. This decrease resulted primarily from reduced payments under an outsourcing arrangement and reduced health benefit costs incurred during the third quarter of 2003.

Corporate expenses, related to costs associated with the centralized management of our stations, for the three months ended September 30, 2003 were $1.6 million, compared to $1.0 million for the three months ended September 30, 2002, an increase of $0.6 million. The increase was primarily attributed to an increase in personnel costs.

Amortization of broadcast rights, excluding barter, for the three months ended September 30, 2003 was $1.9 million, compared to $2.1 million for the three months ended September 30, 2002, a decrease of $0.2 million.

Depreciation of property and equipment was $3.3 million for the three months ended September 30, 2003, compared to $3.4 million for the comparable period in 2002, a decrease of $0.1 million. The decrease in depreciation was attributed to the curtailment of depreciation on certain assets that became fully depreciated as of December 31, 2002. The stations for which a local service arrangement was entered into after January 1, 2002 and WCFN had no material effect on depreciation.

The amortization of intangibles was $4.7 million for the three months ended September 30, 2003, compared to $3.4 million for the same period in 2002, an increase of $1.3 million. The increase in amortization was attributed to the amortization of intangible assets resulting from the following acquisitions: KODE, KRBC, KSAN, KARK and WDHN.

Income from operations for the three months ended September 30, 2003 was $2.0 million as compared to $3.9 million for the three months ended September 30, 2002, a decrease of $1.9 million. Loss from operations in the amount of $0.2 million was attributed to stations for which a local service arrangement was entered into after January 1, 2002 and WCFN. On a same station basis, income from operations for the three months ended September 30, 2003 was $2.4 million as compared to $4.1 million for the three months ended September 30, 2002. The $1.7 million decrease in income from operations is primarily attributed to a decrease in net revenue as described above.

The change in market values of our derivative instruments and the marking-to-market of the interest rate swap agreement resulted in recognition of $0.9 million in other income for the three months ended September 30, 2003 and a loss of $2.2 million recognized in other expenses for the three months ended September 30, 2002. The change was primarily due to a fluctuation in market interest rates.

Interest expense, including amortization of debt financing costs, for the three months ended September 30, 2003 was $11.8 million, compared to $9.7 million for the same period in 2002. The increase in interest expense was primarily attributable to the issuance of $130.0 million principal amount at maturity of Senior Discount Notes (the “new discount notes”) on March 27, 2003, partially offset by a decline in interest rates on the senior secured credit facilities during the three months ended September 30, 2003 as compared to the same period in 2002.

The minority interest in consolidated entity of $0.2 million for the three months ended September 30, 2003 relates to the recognition of $0.2 million of expenses due to the application of FIN No. 46 as it pertains to the local service arrangement Mission has with WBAK (see Note 4 of the consolidated financial statements).

As a result of the factors discussed above, our net loss was $8.1 million for the three months ended September 30, 2003, compared to $6.5 million for the same period in 2002, an increase in net loss of $1.6 million.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002.

Net broadcast revenue for the nine months ended September 30, 2003 was $93.8 million, an increase of $9.9 million, compared to $83.9 million for the nine months ended September 30, 2002. An increase in net broadcast revenue of $14.0 million was attributed to stations for which a local service arrangement was entered into after January 1, 2002 and WCFN. On a same station basis, net broadcast revenue for the nine months ended September 30, 2003 was $76.1 million as compared to $80.2 million for the nine months ended September 30, 2002, a decrease of 5.2%, or $4.1 million. Of this decrease, $5.4 million was attributed to a decline in political revenue resulting from a lack of election campaigns in most of our markets in 2003, offset, in part, by increases in local demand of $0.8 million and national revenue of $0.6 million on a same station basis. In March 2003, we experienced cancellations and modifications of advertising schedules as a result of the news coverage of the war in Iraq. We expect to have higher advertising revenue during the even-numbered years as a result of revenue associated with the Olympic Games and political campaigns and lower advertising revenue during the odd-numbered years without Olympic Games and with nominal political activity.

        Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses, net of trade, for the nine months ended September 30, 2003 were $53.9 million, compared to $46.2 million for the comparable period in 2002, an increase of $7.7 million. Of the $7.7 million increase, $9.0 million was attributed to stations for which a local service arrangement was entered into after January 1, 2002 and WCFN, offset by $1.3 million of reductions in direct operating expenses at stations owned longer than one year. On a same station basis, station direct operating expenses and selling, general and administrative expenses, net of trade, for the nine months ended September 30, 2003 were $41.7 million as compared to $43.0 million for the nine months ended September 30, 2002, a decrease of 3.1%, or $1.3 million. This decrease resulted primarily from reduced payments under an outsourcing arrangement and reduced health benefit costs incurred during the nine months ended September 30, 2003. In the first quarter of 2002, we made a non-recurring transfer tax payment of $0.2 million.

Corporate expenses, related to costs associated with the centralized management of our stations, for the nine months ended September 30, 2003 were $4.3 million, compared to $2.9 million for the nine months ended September 30, 2002, an increase of $1.4 million. The increase was primarily attributed to an increase in personnel costs.

Amortization of broadcast rights, excluding barter, for the nine months ended September 30, 2003 was $5.5 million, compared to $5.9 million for the nine months ended September 30, 2002, a decrease of $0.4 million.

Depreciation of property and equipment was $9.2 million for the nine months ended September 30, 2003, compared to $9.8 million for the comparable period in 2002, a decrease of $0.6 million. The decrease in depreciation was attributed to the curtailment of depreciation on certain assets that became fully depreciated as of December 31, 2002. The stations for which a local service arrangement was entered into after January 1, 2002 and WCFN had no material effect on depreciation.

The amortization of intangibles was $11.8 million for the nine months ended September 30, 2003, compared to $9.8 million for the same period in 2002. The increase in amortization was attributed to the amortization of intangible assets resulting from the following acquisitions: KODE, KRBC, KSAN, KARK and WDHN.

Income from operations for the nine months ended September 30, 2003 was $9.3 million as compared to $9.7 million for the nine months ended September 30, 2002, a decrease of $0.4 million. Income from operations in the amount of $2.3 million was attributed to stations for which a local service arrangement was entered into after January 1, 2002 and WCFN. On a same station basis, income from operations for the nine months ended September 30, 2003 was $6.9 million as compared to $9.6 million for the nine months ended September 30, 2002. The $2.7 million decrease in income from operations is primarily attributed to a decrease in net revenue as described above.

The change in market values of our derivative instruments and the marking-to-market of the interest rate swap agreement resulted in recognition of $1.4 million in other income for the nine months ended September 30, 2003 and a loss of $2.4 million recognized in other expenses for the nine months ended September 30, 2002. The change was primarily due to a fluctuation in market interest rates.

Interest expense, including amortization of debt financing costs, for the nine months ended September 30, 2003 was $38.4 million, compared to $28.9 million for the same period in 2002. The increase in interest expense was primarily attributable to the refinancing of the predecessor senior credit facilities which resulted in the write off during the first quarter of 2003 of $5.8 million of certain debt financing costs capitalized at December 31, 2002, and the issuance of the new discount notes on March 27, 2003, partially offset by an overall decline in interest rates on the senior secured credit facilities.

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

The minority interest in consolidated entity of $0.3 million for the nine months ended September 30, 2003 relates to the recognition of $0.3 million of expenses due to the application of FIN No. 46 as it pertains to the local service arrangement Mission has with WBAK (see Note 4 of the consolidated financial statements).

As a result of the factors discussed above, our net loss was $26.5 million for the nine months ended September 30, 2003, compared to $46.6 million for the same period in 2002, a decrease in net loss of $20.1 million.

Liquidity and Capital Resources

As of September 30, 2003, cash and cash equivalents were $51.7 million, compared to $18.0 million as of September 30, 2002. Our primary sources of liquidity are cash flows from operating activities, borrowings from our senior credit facilities and capital contributions.

Cash flows provided by operating activities were $14.5 million for the nine months ended September 30, 2003, as compared to $16.3 million for the nine months ended September 30, 2002. The comparative decrease in cash flows provided by operations of $1.8 million is primarily due to the timing of payments made or received on operating assets and liabilities along with better operating results for the nine months ended September 30, 2002 compared to the same period in 2003.

Cash flows used for investing activities were $108.9 million for the nine months ended September 30, 2003, as compared to $13.6 million for the nine months ended September 30, 2002. Investing activities for the nine months ended September 30, 2003 included total payment of $91.5 million for the acquisition of KARK and WDHN, the remaining $8.5 million payment by Mission for its acquisition of KRBC and KSAN, a down payment by Mission of $1.5 million against the purchase price of WBAK, and ongoing capital expenditures. We expect that Mission will pay the remaining $1.5 million purchase price for WBAK during the fourth quarter of 2003. Investing activities for the same period in 2002 included the remaining $8.0 million payment for the acquisition of KODE and ongoing equipment purchases.

Cash flows provided by financing activities were $126.2 million for the nine months ended September 30, 2003, as compared to $9.6 million for the nine months ended September 30, 2002. The change in cash flows from financing activities for the nine months ended September 30, 2003 was primarily the result of (1) borrowings under the senior secured credit facilities of $222.2 million, (2) the repayment of $161.7 million of previous borrowings as a result of the refinancing of the senior credit facilities on February 13, 2003, (3) the proceeds of $74.7 million of new discount notes in March 2003, and (4) the payment of debt financing costs of approximately $7.4 million. For the nine months ended September 30, 2002, the change in cash flows from financing activities was the result of (1) borrowings under the senior credit facilities of $10.0 million, (2) proceeds from termination of a derivative instrument of $4.4 million, (3) the repayment of $2.8 million of previous borrowings, and (4) the $1.4 million distribution to Holdings II. As of September 30, 2003, there was approximately $67.9 million of unused commitments under the senior credit facilities, all of which could be drawn in compliance with the financial covenants under the senior credit facilities. We were in compliance with all covenants contained in the credit agreements governing our senior secured credit facilities and the indenture governing our senior subordinated notes at September 30, 2003. Our and Mission’s credit agreements were refinanced in February 2003 as a result of our pending acquisitions. The terms of the amended credit facilities are described below.

Senior Secured Credit Facilities

On January 12, 2001, Nexstar Finance and Mission each entered into senior secured credit facilities with a group of commercial banks. The terms of the credit agreement governing the Nexstar Finance credit facilities provided for a reducing revolving credit facility in the amount of $122.0 million, which was subsequently reduced to $72.0 million after the issuance of Nexstar Finance’s senior subordinated notes, a term loan facility in the amount of $110.0 million and an uncommitted acquisition facility of $100.0 million. The Nexstar Finance credit facilities were subsequently amended on June 14, 2001, to allow for a $50.0 million Term A loan facility, a $75.0 million Term B loan facility and a $57.0 million reducing revolving facility. On November 14, 2001, the Nexstar Finance credit facilities were further amended to adjust certain financial covenants effective September 30, 2001 and for future periods because we were not in compliance with the consolidated total leverage ratio as of September 30, 2001, due in large part to the negative impact on advertising revenue resulting from the events of September 11, 2001 and anticipated noncompliance in future periods. The financial covenants setting forth the consolidated total leverage ratio and consolidated interest coverage ratio were amended to relax the thresholds that we had to meet pursuant to the credit agreement. In addition, we reduced the revolving facility from $57.0 million to $42.0 million. The terms of the credit agreement governing the Mission facility provided for a revolving credit facility in the amount of $43.0 million. On November 14, 2001, the Mission credit facility was amended to increase the revolving facility to $58.0 million. Prior to the refinancing described below, the Nexstar Finance revolving and Term A facilities and Mission’s credit facility matured on January 12, 2007, while the Nexstar Finance Term B facility matured on July 12, 2007.

On February 13, 2003, Nexstar Finance and Mission obtained new senior credit facilities. The facilities consist of a $185.0 million term loan (Nexstar Finance-$130.0 million and Mission-$55.0 million) and an $80.0 million revolver (Nexstar Finance-$50.0 million and Mission-$30.0 million). Nexstar Finance and Mission used the proceeds to refinance their existing senior credit facilities, pay for related debt financing costs and provide additional working capital. Financial covenants under the new senior credit facilities include a total leverage ratio of 7.25 times the last twelve months operating cash flow (as defined in the credit agreement) through March 30, 2004 and a senior leverage ratio of 4.25 times the last twelve months operating cash flow through June 29, 2004. Covenants also include, among others, an interest coverage ratio of 1.50 to 1.00 through June 29, 2004 and a fixed charge coverage ratio of 1.10 to 1.00 through September 29, 2004. The senior credit facilities contain covenants which require us to comply with certain limitations on the incurrence of additional indebtedness, issuance of equity, payment of dividends and on certain other business activities. Nexstar Finance and Mission were in compliance with all covenants contained in the credit agreements governing our senior credit facilities at September 30, 2003. The term loans amortize at 1% annually in years 2004 through 2009, with the remaining 94% due in 2010. The outstanding principal amount on the revolving loans mature on December 31, 2009. As of September 30, 2003, Nexstar Finance had drawn $130.0 million of term loans and had no borrowings outstanding under its new revolver, and Mission had drawn $55.0 million of term loans and $12.2 million under its new revolver. Interest rates associated with the Nexstar Finance and the Mission credit facilities are based, at the borrower’s option, on (i) the higher of the prevailing prime rate or the Federal Funds Rate plus 0.50% plus an applicable margin or (ii) LIBOR plus an applicable margin. Interest is fixed for a period ranging from one month to 12 months, depending on availability of the interest basis selected, except if we select a prime-based loan, in which case the interest rate will fluctuate during the period as the prime rate fluctuates. Interest is payable periodically based on the type of interest rate selected. In addition, Nexstar Finance and Mission are required to pay quarterly commitment fees on the unused portion of the revolving commitments based on their combined consolidated total leverage ratio for that particular quarter. The term loan is subject to scheduled mandatory repayments and the revolver is subject to scheduled mandatory commitment reductions commencing in 2004. The refinancing of the senior credit facilities resulted in the write off during the first quarter of 2003 of $5.8 million of certain debt financing costs capitalized at December 31, 2002.

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

Debt Covenants

The bank debt agreements and the senior subordinated notes described in Note 7 contain covenants which require Nexstar Finance and Mission to comply with certain financial ratios, capital expenditures, cash film payments and other limits. Nexstar Finance and Mission were in compliance with all such covenants at September 30, 2003.

Digital Conversion

All of the Company’s stations currently are in compliance with FCC regulations regarding broadcasting digital signals. The Company is currently working with Bahakel Communications to initiate low power digital facilities for WBAK, which has at least until March 2004 to begin digital operations. The purchase of WBAK by Mission is expected to close during the fourth quarter of 2003, pending FCC consent. We estimate the digital conversion will require an average additional capital expenditure of $0.7 million per station to modify the transmitter for full-power digital signal transmission. Digital conversion expenditures were $2.0 million for the nine months ended September 30, 2003.

Contractual Obligations

The following summarizes our contractual obligations at September 30, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Total	2003		2004-2005	2006-2007	Thereafter
	(dollars in thousands)
Nexstar Senior credit facilities	$130,000	$		$2,600	$2,600	$124,800
Mission Senior credit facilities	67,150		—	1,100	1,100	64,950
12% senior subordinated notes due 2008	160,000		—	—	—	160,000
16% senior discount notes due 2009	36,988		—	—	—	36,988
11.375% senior discount notes due 2013	130,000		—	—	—	130,000
Cash interest on debt	271,174		13,868	68,499	74,613	114,194
Broadcast rights current commitments	9,109		2,058	6,632	419	—
Broadcast rights future commitments	9,705		—	6,176	3,473	56
Executive employee contracts	9,467		521	4,323	4,623	—
Capital commitments for digital television	137		137	—	—	—
WBAK purchase price obligation	1,500		1,500	—	—	—
KPOM/KFAA purchase price obligation	17,000		10,000	7,000	—	—
Time brokerage fees	300		150	150	—	—
Operating lease obligations	20,688		368	2,641	2,234	15,445

Total contractual cash obligations	$863,218		$28,602	$99,121	$89,062	$646,433

Nexstar and Mission have remaining commitments on our announced acquisitions of $8.5 million. Mission has a remaining commitment of $1.5 million relating to its purchase of WBAK that is expected to be paid at closing in the fourth quarter of 2003. For KPOM/KFAA, Nexstar paid a deposit of $10.0 million in October 2003, and expects to pay the remaining $7.0 million in the first quarter of 2004, pending FCC consent.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). This statement addresses financial accounting and reporting for financial instruments with characteristics of both liabilities and equity and is effective at the beginning of the first interim period beginning after June 12, 2003. Based on this new standard, redeemable preferred and common units may be classified as a liability.

The adoption of these new standards by us did not have a significant accounting impact.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations.

All borrowings at September 30, 2003 under our senior credit facilities bear interest ranging from 3.87% to 4.38%, which represents the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreements.

The following table estimates the changes to cash flow from operations if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month time horizon after giving effect to the interest rate swap agreement described below:

	Interest rate decrease		No change to interest rate	Interest rate increase
	100 BPS	50 BPS		50 BPS	100 BPS
	(dollars in thousands)
Senior credit facilities	$10,879	$11,398	$11,917	$12,436	$12,955
12% senior subordinated notes due 2008	19,200	19,200	19,200	19,200	19,200
16% senior discount notes due 2009	4,929	4,929	4,929	4,929	4,929
11.375% senior discount notes due 2013	9,241	9,241	9,241	9,241	9,241

Total	$44,249	$44,768	$45,287	$45,806	$46,325

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

At September 30, 2003, we had in effect an interest rate swap agreement with a commercial bank, with a notional amount of $93.3 million. This interest rate swap agreement requires us to pay a fixed rate and receive a floating rate thereby creating fixed rate debt. The differential to be paid or received on the swap is accrued as an adjustment to interest expense. We are exposed to credit loss in the event of nonperformance by the counterparty. The net fair value of the interest rate swap agreement, which represents the cash that we would pay to settle the agreement, was approximately $4.2 million and $5.6 million at September 30, 2003 and December 31, 2002, respectively.

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

(b) There have been no significant changes in Nexstar’s internal control over financial reporting identified in connection with the evaluation described in paragraph (a) above that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

Exhibit No.	Exhibit

10.1	Reorganization Agreement, dated as of September 12, 2003, between Nexstar Broadcasting Group, L.L.C. and Quorum Broadcast Holdings, LLC. (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.2	Amendment No. 1 to the Reorganization Agreement, dated as of November 5, 2003, by and between Nexstar Broadcasting Group, L.L.C. and Quorum Broadcast Holdings, LLC. (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.3	Purchase and Sale Agreement, dated as of October 13, 2003, by and between Nexstar Finance, L.L.C. and J.D.G. Television, Inc. (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.4	Time Brokerage Agreement, dated as of October 13, 2003, by and between Nexstar Finance, L.L.C. and J.D.G. Television, Inc. (Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

31.1	Certification of Perry A. Sook pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of G. Robert Thompson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Perry A. Sook pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of G. Robert Thompson pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b. Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXSTAR FINANCE HOLDINGS, L.L.C.
NEXSTAR FINANCE HOLDINGS, Inc.

/S/ PERRY A. SOOK
By:	Perry A. Sook
Its:	President and Chief Executive Officer (Principal Executive Officer)

/S/	G. ROBERT THOMPSON
By:	G. Robert Thompson
Its:	Chief Financial Officer (Principal Accounting and Financial Officer)

Dated: November	14, 2003