Form 10-K
period 2003-12-31
NEXSTAR FINANCE HOLDINGS INC
filed 2004-03-31
CIK 1158165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of December 31, 2003, Nexstar Finance Holdings, Inc. had 1,000 shares of common stock outstanding, all of which were owned by Nexstar Broadcasting Group, Inc. Accordingly there is no public trading market for its common stock. Nexstar Finance Holdings, Inc. meets the conditions set forth in General Instructions I(1)(a) and (b) to Form 10-K and is therefore filing this form with a reduced disclosure format.

i

General

As used in this Annual Report on Form 10-K and unless the context indicates otherwise, (1) “Nexstar” refers to Nexstar Finance Holdings, Inc. and its consolidated subsidiaries; (2) “Nexstar Broadcasting” refers to Nexstar Broadcasting, Inc., Nexstar’s wholly-owned subsidiary, (formerly known as Nexstar Finance, Inc.); (3) “Nexstar Broadcasting Group L.L.C.” refers to Nexstar Broadcasting Group, L.L.C. but not its direct of indirect subsidiaries; (4) “Nexstar Broadcasting Group, Inc.” refers to Nexstar Broadcasting Group, Inc. and all of Nexstar Broadcasting Group, Inc.’s direct and indirect subsidiaries, including Nexstar; (5) “Mission” refers to Mission Broadcasting, Inc.; (6) “Quorum” refers to Quorum Broadcast Holdings, LLC; (7) “ABRY” refers to Nexstar Broadcasting Group, Inc.’s principal stockholder, ABRY Partners, L.L.C. and its affiliated funds; and (8) all references to “we,” “our,” “ours,” and “us” refer to Nexstar. Nexstar has time brokerage, shared services and joint sales agreements relating to the television stations owned by Mission, but does not own any of the equity interests in Mission. For a description of the relationship between Nexstar and Mission, see “Certain Relationships and Related Transactions.”

On December 30, 2003, Nexstar Broadcasting Group, Inc., our parent, completed the acquisition of all the direct and indirect subsidiaries of Quorum. Quorum owned and operated 11 television stations and provided management, sales or other services to an additional five stations, primarily in medium-sized markets. The Quorum acquisition was structured as a merger of Quorum’s direct subsidiaries with and into Nexstar Broadcasting Group, Inc., our parent, and a contribution to and subsequent merger of Quorum’s indirect subsidiaries with and into Nexstar Broadcasting, Inc., our wholly-owned subsidiary. The merger constituted a tax-free reorganization and has been accounted for as a merger under common control in a manner similar to pooling of interests. Accordingly, our financial statements herein have been restated to include the financial results of all of the Quorum subsidiaries for all periods presented. Common control exists because ABRY Partners, LLC, our ultimate parent’s principal stockholder, through it various funds both before and after the merger holds more than 50% of the voting ownership of both Nexstar and Quorum. This conclusion is based on the guidance of Financial Accounting Standards Board (“FASB”) Statement No. 141, “Business Combinations” and EITF 02-05 “Definition of ‘Common Control’ in relation to FASB No. 141.”

Additionally, on December 30, 2003, Mission completed the merger of VHR Broadcasting, Inc. and its subsidiaries (“VHR”) and the merger of Mission Broadcasting of Amarillo, Inc. (“Mission of Amarillo”). Prior to December 30, 2003, Quorum provided management, sales or other services under local services agreements with VHR and Mission of Amarillo that were substantially similar to Nexstar’s local service agreements with Mission. Upon the completion of the Quorum acquisition and Mission mergers, Nexstar became a party to these local service agreements as successor to the Quorum subsidiaries and Mission became a party to such agreements as the successor the VHR and Mission of Amarillo.

In the context of describing ownership of television stations in a particular market, the term “duopoly” refers to owning or deriving the majority of the economic benefit, through joint sales agreements, time brokerage agreements and shared services agreements, from two or more stations in a particular market. For more information on how we derive economic benefit from a duopoly, see Item 1. “Business” and Item 13. “Certain Relationships and Related Transactions.”

There are 210 generally recognized television markets, known as Designated Market Areas, or DMAs, in the United States. DMAs are ranked in size according to various factors based upon actual or potential audience. DMA rankings contained in this Annual Report on Form 10-K are from the Nielsen Station Index dated November 2003 as estimated by the A.C. Nielsen Company, and as published in BIA Investing in Television, 2003 4th edition.

Unless the context indicates otherwise: (1) data relating to market rank, television household data and audience share are from The Nielsen Station Index for Sunday to Saturday, 6:00 a.m. to 2:00 a.m. dated November 2003 and (2) the term “station” or “commercial station” means a television broadcast station and does not include non-commercial television stations, cable program services or networks (for example, CNN, MTV and ESPN) or stations that do not meet the minimum Nielsen reporting standards (for example, weekly cumulative audience share of at least 2.5% for Sunday to Saturday, 7:00 a.m. to 1:00 a.m.); and (3) the term “independent” describes a commercial television station that is not affiliated with the ABC, CBS, NBC, Fox, WB, PAX or UPN television networks.

Reference is made in this Annual Report on Form 10-K to the following trademarks/tradenames which are owned by the third parties referenced in parentheses: The Simpsons, Divorce Court, CSI: Crime Scene Investigation, M.A.S.H., 24 and King of The Hill (20th Century Fox Film Corporation); Seinfeld, and The Steve Harvey Show (Columbia Tristar Television Distribution, a unit of Sony Pictures); Judge Judy, Entertainment Tonight, Spin City, Montel Williams, Frasier, The Practice, Cheers and Becker (Paramount Distribution, a division of Viacom Inc.); Friends and E.R. (Warner Brothers Domestic Television Distribution, a division of Time Warner Entertainment Co. LP); The Maury Povich Show (Studios USA Television Distribution LLC); Everybody Loves Raymond (Eyemark Entertainment); That 70’s Show and Third Rock from the Sun (Carsey Werner Distribution LLC); The Oprah Winfrey Show, Wheel of Fortune, Jeopardy, Inside Edition and Dr. Phil (King World Productions, Inc.); The Hughleys and The X-Files (20th Television, Inc.); Starting Over and Access Hollywood (NBC Enterprises Domestic Syndication); Live with Regis and Kelly and Who Wants to be a Millionaire? (Buena Vista); The Andy Griffith Show (Paramount Pictures); Family Feud (Tribune Entertainment Co.); The West Wing (Telepictures Distribution, a division of Time Warner Entertainment Co.).

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections or expectations of earnings, revenue, financial performance, liquidity and capital resources or other financial items; any assumptions or projections about the television broadcasting industry, any statements of our plans, strategies and objectives for our future operations, performance, liquidity and capital resources or other financial items; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and other similar words.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ from a projection or assumption in any of our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements are subject to change and inherent risks and uncertainties discussed under Item 1. “Business—Risks Related to Our Company” and “Business – Risks Related to Our Industry” elsewhere in this Annual Report on Form 10-K as well as in our other filings with the Securities and Exchange Commission. The forward-looking statements made in this Annual Report on Form 10-K are made only as of the date hereof, and, unless required by law, we do not have or undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances.

PART I

Item 1.	Business

Overview

We are a television broadcasting company focused exclusively on the acquisition, development and operation of television stations in medium-sized markets in the United States, primarily markets that rank from 50 to 175, as reported by A.C. Nielsen Company. We currently own and operate 27 stations, and provide management, sales or other services to an additional 15 stations that are owned by Mission and other entities. In 13 of the 27 markets that we serve, we own, operate or provide services to more than one station. We refer to these markets as duopoly markets. We have more than doubled the size of our portfolio over the last year, having acquired 13 stations and begun providing services to 7 additional stations. Most of the stations that we own and operate or provide services to are clustered in the Northeast, Midwest, and Southwest regions of the United States. These stations are diverse in their network affiliations: 38 have primary affiliation agreements with one of the four major networks––12 with NBC, 12 with Fox, 7 with ABC, and 7 with CBS. Three of the remaining four stations have agreements with UPN and one is an independent.

We believe that medium-sized markets offer significant advantages over large markets, most of which result from a lower level of competition. First, because there are fewer well-capitalized acquirers with a medium-market focus, we have been successful in purchasing stations on more favorable terms than acquirers of large market stations. Second, in many of our markets there exist only three or four other local commercial television stations. As a result, we achieve lower programming costs than stations in larger markets because the supply of quality programming exceeds the demand. Lastly, we believe that the stations we operate or provide services to are better managed than many of our competitors’ stations. By providing equity incentives in our parent company, we have been able to attract and retain station general managers with experience in larger markets who employ marketing and sales techniques that are not typically utilized in our markets.

We seek to grow our revenue and broadcast cash flow by increasing the audience and revenue shares of the stations we operate or provide services to. We strive to increase the audience share of the stations by creating a strong local broadcasting presence based on highly-rated local news, local sports coverage and active community sponsorship. We seek to improve revenue share by employing and supporting a high-quality local sales force that leverages the stations’ strong local brand and community presence with local advertisers. Additionally, we have further improved broadcast cash flow by maintaining strict control over operating and programming costs. The benefits achieved through these initiatives are magnified in our duopoly markets by broadcasting the programming of multiple networks, capitalizing on multiple sales forces and achieving an increased level of operational efficiency. As a result of our operational enhancements, we expect revenue from the stations we have acquired or begun providing management services to in the last four years to grow faster than that of our more mature stations.

Nexstar Finance Holdings, L.L.C. was formed as a limited liability company in 2000. Its ultimate parent, Nexstar Broadcasting Group, Inc. completed its initial public offering on November 28, 2003. Concurrent with its offering, Nexstar Broadcasting Group, Inc. completed a corporate reorganization whereby its predecessor, Nexstar Broadcasting Group, L.L.C., and certain direct and indirect subsidiaries of Nexstar Broadcasting Group, L.L.C. merged with and into Nexstar Broadcasting Group, Inc. As part of this reorganization, Nexstar Finance Holdings, L.L.C. was merged with and into Nexstar Finance Holdings, Inc., which was formed in 2000.

On December 30, 2003, Nexstar Broadcasting Group, Inc., our parent, completed the acquisition of all the direct and indirect subsidiaries of Quorum. Quorum owned and operated 11 television stations and provided management, sales or other services to an additional five stations, primarily in medium-sized markets. The Quorum acquisition was structured as a merger of Quorum’s direct subsidiaries with and into Nexstar Broadcasting Group, Inc., our parent, and a contribution to and subsequent merger of Quorum’s indirect subsidiaries with and into Nexstar Broadcasting, Inc., our wholly-owned subsidiary. The merger constituted a tax-free reorganization and has been accounted for as a merger under common control in a manner similar to pooling of interests. Accordingly, our financial statements herein have been restated to include the financial results of all of the Quorum subsidiaries for all periods presented.

Our principal offices are at 909 Lake Carolyn Parkway, Suite 1450, Irving, TX 75039. Our telephone number is (972) 373-8800 and our website is www.nexstar.tv.

Business Strategy

We seek to generate revenue and broadcast cash flow growth through the following strategies:

Develop Leading Local Franchises. Each of the stations that we operate or provide services to creates a highly recognizable local brand, primarily through the quality of local news programming and community presence. Of our 22 markets that feature local newscasts produced by Nexstar, we rank number one or number two in local news viewership in 13 of those markets. Strong local news typically generates higher ratings among attractive demographic profiles and enhances audience loyalty, which may result in higher ratings for programs both preceding and following the news. High ratings and strong community identity make the stations that we operate or provide services to more attractive to local advertisers. For the year ended December 31, 2003, we earned approximately 30% of our advertising revenue from spots aired during local news programming. Our stations currently provide 491 hours per week of local news programming. Extensive local sports coverage and active sponsorship of community events further differentiate us from our competitors and strengthen our community relationships and our local advertising appeal.

Emphasize Local Sales. We employ a high-quality local sales force in each of our markets to increase revenue from advertisers in our community by capitalizing on our investment in local programming. We believe that local advertising is attractive because our sales force is more effective with local advertisers, giving us a greater ability to influence this revenue source. Additionally, local advertising has historically been a more stable source of revenue than national advertising for television broadcasters. For the year ended December 31, 2003, the percentage of Nexstar and Mission’s total spot revenue, excluding political, from local advertising was 67.9%. In most of our markets we have increased the size and quality of our local sales force. We also invest in our sales efforts by implementing comprehensive training programs and employing a sophisticated inventory tracking system to help maximize advertising rates and the amount of inventory sold in each time period.

Operate Duopoly Markets. Owning or providing services to more than one station in a given market enables us to broaden our audience share, enhance our revenue share and achieve significant operating efficiencies. Duopoly markets broaden audience share by providing programming from multiple networks with different targeted demographics. These markets increase revenue share by capitalizing on multiple sales forces. Through various local service agreements with Mission, we provide various management, sales or other services to additional television stations. Mission is 100% owned by an independent third party. We do not own Mission or its television stations. In order for both us and Mission to continue to comply with FCC regulations, Mission must maintain complete responsibility for and control over programming, finances, personnel and operations of its stations. However, as a result of our guarantee of Mission’s debt and our arrangements under the local service agreements and purchase option agreements with Mission, we are deemed under U.S. generally accepted accounting principles (“U.S. GAAP”) to have a controlling financial interest in Mission.

Additionally, we achieve significant operating efficiencies by consolidating physical facilities, eliminating redundant management and leveraging capital expenditures between stations. We derived 74% of our net broadcast revenue for the year ended December 31, 2003 from our duopoly markets.

Maintain Strict Cost Controls. We emphasize strict controls on operating and programming costs in order to increase broadcast cash flow. We continually seek to identify and implement cost savings at each of our stations and our overall size benefits each station with respect to negotiating favorable terms with programming suppliers and other vendors. By leveraging our size and corporate management expertise, we are able to achieve economies of scale by providing programming, financial, sales and marketing support to our entire station portfolio. Due to the significant negotiating leverage afforded by limited competition in our markets, Nexstar and Mission reduced the cash broadcast payments as a percentage of net broadcast revenue for the years ended December 31, 2003 and 2002, as compared to the previous three years. Nexstar and Mission cash broadcast payments (including cancellation payments of certain Quorum programs) were 6.4%, 6.3%, 7.5%, 7.5% and 7.4% of net broadcast revenue for the years ended December 31, 2003, 2002, 2001, 2000 and 1999, respectively. Nexstar and Mission’s cash broadcast payments (excluding cancellation payments of certain Quorum programs) were 6.0% of net broadcast revenue for the year ended December 31, 2003.

Capitalize on Diverse Network Affiliations. We currently operate or provide services to a balanced portfolio of television stations with diverse network affiliations, including NBC, CBS, ABC, Fox and UPN affiliated stations which represented 39.4%, 27.0%, 13.7%, 19.7%, and 0.2%, respectively, of our 2003 net broadcast revenue. The networks provide these stations with quality programming, such as E.R., CSI: Crime Scene Investigation, Friends, 24 and The Practice and numerous sporting events such as NFL football, NCAA sports, PGA golf and the Olympic Games. Because network programming and ratings change frequently, the diversity of our station portfolio’s network affiliations reduces our reliance on the quality of programming from a single network.

Attract and Retain High Quality Management. We seek to attract and retain station general managers with proven track records in larger television markets by providing equity incentives not typically offered by other station operators in our markets. Nexstar’s station general managers have been granted stock options in our parent company and have an average of over 20 years of experience in the television broadcasting industry.

The Stations

The following chart sets forth general information about the stations we own, operate and provide services to:

Market Rank	Market	Station	Affiliation	Status (1)	Station Rank(2)	Commercial Stations in Market (2)(3)	FCC License Expiration Date
—	Washington, DC/Hagerstown, MD(4)	WHAG	NBC	O&O	— (5)		10/1/04
53	Wilkes Barre-Scranton, PA	WBRE	NBC	O&O	2	5	8/1/07
		WYOU	CBS	LSA	3		8/1/07
56	Little Rock-Pine Bluff, AR	KARK	NBC	O&O	3	5	6/1/05
75	Rochester, NY	WROC	CBS	O&O	1	4	6/1/07
78	Springfield, MO	KOLR	CBS	LSA	2	4	2/1/06
		KDEB	Fox	O&O	4		2/1/06
81	Shreveport, LA	KTAL	NBC	O&O	3	5	8/1/06
82	Champaign-Springfield-Decatur, IL	WCIA	CBS	O&O	1	6	12/1/05
		WCFN	UPN	O&O	— (5)		12/1/05
99	Evansville, IN	WTVW	Fox	O&O	3	5	8/1/05
105	Ft. Wayne, IN	WFFT	Fox	O&O	4	4	8/1/05
108	Ft. Smith–Fayetteville - Springdale-Rogers, AR	KPOM/KFAA	NBC	LSA(6)	3	4	6/1/05
117	Peoria-Bloomington, IL	WMBD	CBS	O&O	2	4	12/1/05
		WYZZ	Fox	LSA	4		12/1/05
129	Amarillo, TX	KAMR	NBC	O&O	3	5	8/1/06
		KCIT	Fox	LSA	4		8/1/06
		KCPN-LP	—	LSA	— (5)		8/1/06
133	Rockford, IL	WQRF	Fox	O&O	4	4	12/1/05
135	Monroe, LA-El Dorado, AR	KARD	Fox	O&O	3	4	6/1/05
138	Beaumont-Port Arthur, TX	KBTV	NBC	O&O	3	4	8/1/06
141	Erie, PA	WJET	ABC	O&O	2	4	8/1/07
		WFXP	Fox	LSA	4		8/1/07
143	Wichita Falls, TX-Lawton, OK	KFDX	NBC	O&O	1	5	8/1/06
		KJTL	Fox	LSA	4		8/1/06
		KJBO-LP	UPN	LSA	— (5)		8/1/06
146	Joplin, MO-Pittsburg, KS	KSNF	NBC	O&O	2(tied)	4	2/1/06
		KODE	ABC	LSA	2(tied)		2/1/06
147	Lubbock, TX	KLBK	CBS	O&O	2(tied)	6	8/1/06
		KAMC	ABC	LSA	2(tied)		8/1/06
148	Terre Haute, IN	WTWO	NBC	O&O	2	3	8/1/05
		WBAK	Fox	LSA	3		8/1/05
157	Odessa-Midland, TX	KMID	ABC	O&O	3	6	8/1/06
163	Abilene-Sweetwater, TX	KTAB	CBS	O&O	1(tied)	4	8/1/06
		KRBC	NBC	LSA	3		8/1/06
167	Utica, NY	WFXV	Fox	O&O	3	4	6/1/07
		WPNY-LP	UPN	O&O	— (5)		6/1/07
170	Billings, MT	KSVI	ABC	O&O	3	4	4/1/06
		KHMT	Fox	LSA	4		4/1/06
171	Dothan, AL	WDHN	ABC	O&O	2	3	4/1/05
195	San Angelo, TX	KSAN	NBC	LSA	2	5	8/1/06
201	St. Joseph, MO	KQTV	ABC	O&O	1	1	2/1/06

(1)	O&O refers to stations that we own and operate. LSA, or local service agreement, is the general term we use to refer to a contract under which we provide services to a station owned and/or operated by an independent third party. Local service agreements include time brokerage agreements, shared services agreements, joint sales agreements, and outsourcing agreements. For further information regarding the LSAs to which we are party, see “Certain Transactions.”

(2)	Source: BIA Investing in Television 2003 4th Edition

(3)	The term “commercial station” means a television broadcast station and does not include non-commercial stations, religious stations, cable program services or networks, or stations, other than those that we own or provide services to, whose audience shares from Sunday to Saturday 9 a.m. to midnight were not measurable.

(4)	Although WHAG is located within the Washington, DC DMA, its signal does not reach the entire Washington, DC metropolitan area. WHAG serves the Hagerstown, MD sub-market within the DMA.

(5)	Audience shares from Sunday to Saturday 9 a.m. to midnight were not measurable.

(6)	Pending acquisition by Nexstar, which is expected to be completed during the third quarter of 2004. Service is currently provided under a local service agreement.

Washington, DC/Hagerstown, MD

WHAG

Station Profile. We acquired WHAG, an NBC affiliate, from Quorum on December 30, 2003. The station’s syndicated programming includes The Oprah Winfrey Show, Wheel of Fortune and Jeopardy.

Wilkes Barre-Scranton, PA

WBRE

Station Profile. We acquired WBRE, an NBC affiliate, in January 1998. For the November 2003 ratings period, WBRE ranked second in its market, with an in-market audience share of 26%. The station’s syndicated programming includes Wheel of Fortune, The Oprah Winfrey Show and Jeopardy.

WYOU

Station Profile. We acquired WYOU, a CBS affiliate, in June 1996 and sold it to Mission in 1998, when a shared services agreement was entered into with WBRE. For the November 2003 ratings period, WYOU ranked third in its market, with an in-market audience share of 20%. The station’s syndicated programming includes Seinfeld, Entertainment Tonight and Judge Judy.

Little Rock-Pine Bluff, AR

KARK

Station Profile. We acquired KARK, an NBC affiliate, from Morris Multimedia on August 1, 2003. We began providing programming to and selling the advertising time on KARK under a time brokerage agreement in February 2003. For the November 2003 ratings period, KARK ranked third in its market, with an in-market audience share of 23%. The station’s syndicated programming includes Montel Williams, Judge Judy and Entertainment Tonight.

Rochester, NY

WROC

Station Profile. We acquired WROC, a CBS affiliate, in December 1999. For the November 2003 ratings period, WROC ranked first in its market, with an in-market audience share of 31%. The station’s syndicated programming includes Jeopardy, Wheel of Fortune and Entertainment Tonight.

Springfield, MO

KOLR

Station Profile. Mission acquired KOLR, a CBS affiliate, from VHR Broadcasting, Inc. and its subsidiaries (“VHR”) on December 30, 2003. For the November 2003 ratings period, KOLR ranked second in its market, with an in-market audience share of 36%. The stations’ syndicated programming includes Entertainment Tonight, Judge Judy and Starting Over.

KDEB

Station Profile. We acquired KDEB, a Fox affiliate, from Quorum on December 30, 2003. For the November 2003 ratings period, KDEB ranked fourth in its market, with an in-market audience share of 9%. The station’s syndicated programming includes Friends, Seinfeld and That 70’s Show.

Shreveport, LA

KTAL

Station Profile. We acquired KTAL, an NBC affiliate, in November 2000. For the November 2003 ratings period, KTAL ranked third in its market, with an in-market audience share of 17%. The station’s syndicated programming includes Wheel of Fortune, The Maury Povich Show and Divorce Court.

Champaign-Springfield-Decatur, IL

WCIA

Station Profile. We acquired WCIA, a CBS affiliate, in January 2001. For the November 2003 ratings period, WCIA ranked first in its market, with an in-market audience share of 36%. The station’s syndicated programming includes The Oprah Winfrey Show, The West Wing and Dr. Phil.

WCFN

Station Profile. We acquired WCFN in conjunction with the WCIA acquisition. We formerly operated WCFN as a reduced-power satellite to simulcast WCIA’s signal in the southwestern portion of the DMA. The FCC granted duopoly status for WCFN and we entered into an affiliate agreement with UPN to create an additional broadcasting outlet. WCFN was launched as a stand-alone station in April 2003, which allows the station to benefit from substantial operational efficiencies, and resulted in additional inventory to sell in the market. The station’s syndicated programming includes The Steve Harvey Show, Cheers and M.A.S.H.

Evansville, IN

WTVW

Station Profile. We acquired WTVW, a Fox affiliate, from Quorum on December 30, 2003. For the November 2003 ratings period, WTVW ranked third in its market, with an in-market audience share of 16%. The station’s syndicated programming includes Friends, Judge Judy and The Andy Griffith Show.

Ft. Wayne, IN

WFFT

Station Profile. We acquired WFFT, a Fox affiliate, from Quorum on December 30, 2003. For the November 2003 ratings period, WFFT ranked fourth in its market, with an in-market audience share of 11%. The station’s syndicated programming includes Seinfeld, That 70’s Show and The Simpsons.

Ft. Smith-Fayettville-Springdale-Rogers, AR

KPOM/KFAA

Station Profile. We entered into an agreement to acquire the stations on October 13, 2003 with closing expected in the third quarter of 2004 subject to FCC approval. For the November 2003 ratings period, KPOM/KFAA ranked third in its market, with an in-market audience share of 17%. The station’s syndicated programming includes Wheel of Fortune, Family Feud and Who Wants to be a Millionaire?.

Peoria-Bloomington, IL

WMBD

Station Profile. We acquired WMBD, a CBS affiliate, in January 2001. For the November 2003 ratings period, WMBD ranked second in its market, with an in-market audience share of 32%. The station’s syndicated programming includes Judge Judy, Wheel of Fortune and Jeopardy.

WYZZ

Station Profile. We entered into an outsourcing agreement with a subsidiary of Sinclair Broadcasting Group, Inc. effective December 1, 2001. Under this agreement, we provide certain engineering, production, sales and administrative services for WYZZ, the Fox affiliate. The parties share the combined cash flow generated by WYZZ and WMBD. For the November 2003 ratings period, WYZZ ranked fourth in its market, with an in-market audience share of 8%. The station’s syndicated programming includes Everybody Loves Raymond, The Simpsons and King of The Hill.

Amarillo, TX

KAMR

Station Profile. We acquired KAMR, an NBC affiliate, from Quorum on December 30, 2003. For the November 2003 ratings period, KAMR ranked third in its market, with an in-market audience share of 17%. The station’s syndicated programming includes Entertainment Tonight, Montel Williams and The Maury Povich Show.

KCIT

Station Profile. Mission acquired KCIT, a Fox affiliate, by merging with Mission Broadcasting of Amarillo, Inc. (“Mission of Amarillo”) on December 30, 2003. For the November 2003 ratings period, KCIT ranked fourth in its market, with an in-market audience share of 12%. The station’s syndicated programming includes Everybody Loves Raymond, Friends and Frasier.

KCPN-LP

Station Profile. Mission acquired KCPN-LP, an independent, by merging with Mission of Amarillo on December 30, 2003. The station’s syndicated programming includes King of The Hill, That 70’s Show and Becker.

Rockford, IL

WQRF

Station Profile. We acquired WQRF, a Fox affiliate, from Quorum on December 30, 2003. For the November 2003 ratings period, WQRF ranked fourth in its market, with an in-market audience share of 12%. The station’s syndicated programming includes Everybody Loves Raymond, Friends and That 70’s Show.

Monroe, LA-El Dorado, AR

KARD

Station Profile. We acquired KARD, a Fox affiliate, from Quorum on December 30, 2003. For the November 2003 ratings period, KARD ranked third in its market, with an in-market audience share of 9%. The station’s syndicated programming includes Friends, Seinfeld and Entertainment Tonight.

Beaumont-Port Arthur, TX

KBTV

Station Profile. We acquired KBTV, an NBC affiliate, in January 1998. For the November 2003 ratings period, KBTV ranked third in its market, with an in-market audience share of 17%. The station’s syndicated programming includes Jeopardy, Who Wants to be a Millionaire? and Inside Edition.

Erie, PA

WJET

Station Profile. We acquired WJET, an ABC affiliate, in January 1998. For the November 2003 ratings period, WJET ranked second in its market, with an in-market audience share of 30%. The station’s syndicated programming includes Montel Williams, Seinfeld and Everybody Loves Raymond.

WFXP

Station Profile. We began its time brokerage agreement with WFXP, a Fox affiliate, in August 1998. In November 1998, Mission acquired WFXP. For the November 2003 ratings period, WFXP ranked fourth in its market, with an in-market audience share of 10%. The station’s syndicated programming includes Friends, The Simpsons and That 70’s Show.

Wichita Falls, TX-Lawton, OK

KFDX

Station Profile. We acquired KFDX, an NBC affiliate, in January 1998. For the November 2003 ratings period, KFDX ranked first in its market, with an in-market audience share of 32%. The station’s syndicated programming includes Entertainment Tonight, Montel Williams and Dr. Phil.

KJTL

Station Profile. Mission acquired KJTL, a Fox affiliate, in June 1999. For the November 2003 ratings period, KJTL ranked fourth in its market, with an in-market audience share of 10%. The station’s syndicated programming includes The Simpsons, Friends and Everybody Loves Raymond.

KJBO-LP

Station Profile. Mission acquired KJBO-LP, a UPN affiliate, in June 1999. The station’s syndicated programming includes Spin City, Third Rock From The Sun and The Hughleys.

Joplin, MO-Pittsburg, KS

KSNF

Station Profile. We acquired KSNF, an NBC affiliate, in January 1998. For the November 2003 ratings period, KSNF ranked tied for second in its market, with an in-market audience share of 26%. The station’s syndicated programming includes Everybody Loves Raymond, Friends and Frasier.

KODE

Station Profile. Mission acquired KODE, an ABC affiliate, in September 2002. From December 2001 through September 2002, Mission provided the programming and sold the advertising time on KODE pursuant to a time brokerage agreement. For the November 2003 ratings period, KODE ranked tied for second in its market, with an in-market audience share of 26%. The station’s syndicated programming includes Seinfeld, Live with Regis and Kelly and The Oprah Winfrey Show.

Lubbock, TX

KLBK

Station Profile. We acquired KLBK, a CBS affiliate, from Quorum on December 30, 2003. For the November 2003 ratings period, KLBK ranked tied for second in its market, with an in-market audience share of 20%. The station’s syndicated programming includes Judge Judy, Who Wants to be a Millionaire? and The Maury Povich Show.

KAMC

Station Profile. Mission acquired KAMC, an ABC affiliate, from VHR on December 30, 2003. For the November 2003 ratings period, KAMC ranked tied for second in its market, with an in-market audience share of 20%. The station’s syndicated programming includes Entertainment Tonight, Montel Williams and Live with Regis and Kelly.

Terre Haute, IN

WTWO

Station Profile. We acquired WTWO, an NBC affiliate, in April 1997. For the November 2003 ratings period, WTWO ranked second in its market, with an in-market audience share of 38%. The station’s syndicated programming includes The Oprah Winfrey Show, Jeopardy and Wheel of Fortune.

WBAK

Station Profile. Mission entered into an agreement to acquire the station on May 9, 2003 with closing expected in the second quarter of 2004. For the November 2003 ratings period, WBAK ranked third in its market, with an in-market audience share of 8%. The station’s syndicated programming includes Seinfeld, Friends and Frasier.

Odessa-Midland, TX

KMID

Station Profile. We acquired KMID, an ABC affiliate, in September 2000. For the November 2003 ratings period, KMID ranked third in its market, with an in-market audience share of 19%. The station’s syndicated programming includes The Oprah Winfrey Show, Wheel of Fortune and Jeopardy.

Abilene-Sweetwater, TX

KTAB

Station Profile. We purchased KTAB, a CBS affiliate, in August 1999. For the November 2003 ratings period, KTAB ranked tied for first in its market, with an in-market audience share of 33%. The station’s syndicated programming includes The Oprah Winfrey Show, Wheel of Fortune and Jeopardy.

KRBC

Station Profile. Mission acquired KRBC, an NBC affiliate, from LIN Television on June 13, 2003. Mission began providing programming to and selling the advertising time for KRBC under a local marketing agreement in January 2003. For the November 2003 ratings period, KRBC ranked third in its market, with an in-market audience share of 23%. The station’s syndicated programming includes Entertainment Tonight, The Maury Povich Show and King of The Hill.

Utica, NY

WFXV

Station Profile. We acquired WFXV, a Fox affiliate, from Quorum on December 30, 2003. For the November 2003 ratings period, WFXV ranked third in its market, with an in-market audience share of 9%. The station’s syndicated programming includes Everybody Loves Raymond, Friends and The Simpsons.

WPNY-LP

Station Profile. We acquired WPNY-LP, a UPN affiliate, from Quorum on December 30, 2003. The station’s syndicated programming includes Becker, Frasier and The X-Files.

Billings, MT

KSVI

Station Profile. We acquired KSVI, an ABC affiliate, from Quorum on December 30, 2003. For the November 2003 ratings period, KSVI ranked third in its market, with an in-market audience share of 14%. The station’s syndicated programming includes Everybody Loves Raymond, Seinfeld and Frasier.

KHMT

Station Profile. Mission acquired KHMT, a Fox affiliate, from VHR on December 30, 2003. For the November 2003 ratings period, KHMT ranked fourth in its market, with an in-market audience share of 7%. The station’s syndicated programming includes King of The Hill, That 70’s Show and The Simpsons.

Dothan, AL

WDHN

Station Profile. We acquired WDHN, an ABC affiliate, from Morris Multimedia on August 1, 2003. We began providing programming to and selling the advertising time for WDHN under a time brokerage agreement in February 2003. For the November 2003 ratings period, WDHN ranked second in its market, with an in-market audience share of 21%. The station’s syndicated programming includes Montel Williams, Dr. Phil and Access Hollywood.

San Angelo, TX

KSAN

Station Profile. Mission acquired KSAN, a NBC affiliate, from LIN Television on June 13, 2003. Mission began providing programming to and selling the advertising time for KSAN, which was known as KACB until October 30, 2003, under a local marketing agreement in January 2003. For the November 2003 ratings period, KSAN ranked second in its market, with an in-market audience share of 17%. The station’s syndicated programming includes The Maury Povich Show, Family Feud and Entertainment Tonight.

St. Joseph, MO

KQTV

Station Profile. We acquired KQTV, an ABC affiliate, in April 1997. KQTV is the only commercial television station in its market. In the November 2003 ratings period, KQTV had an in-market audience share of 93%. The station’s syndicated programming includes The Oprah Winfrey Show, Wheel of Fortune and Friends.

Industry Background

Industry Overview

All television stations in the country are grouped by A.C. Nielsen Company, a national audience measuring service, into 210 generally recognized television markets, known as designated market areas, or DMAs, that are ranked in size according to various metrics based upon actual or potential audience. Each DMA is an exclusive geographic area consisting of all counties in which the home-market commercial stations receive the greatest percentage of total viewing hours. A.C. Nielsen periodically publishes data on estimated audiences for the television stations in the various television markets throughout the country. The estimates are expressed in terms of a “rating,” which is a station’s percentage of the total potential audience in the market, or a “share,” which is the station’s percentage of the audience actually watching television. A.C. Nielsen provides these data on the basis of local television households and selected demographic groupings in the market. A.C. Nielsen uses two methods of determining a station’s ratings. In larger geographic markets, A.C. Nielsen uses a combination of meters connected directly to selected television sets and weekly diaries of television viewing, while in smaller markets A.C. Nielsen uses only weekly diaries.

Whether or not a station is affiliated with one of the four major networks (NBC, ABC, CBS or Fox) has a significant impact on the composition of the station’s revenue, expenses and operations. A typical network affiliate receives a significant part of its programming including prime-time hours from the network. This programming, along with cash payments for NBC, ABC and CBS affiliates, is provided to the affiliate by the network in exchange for a substantial majority of the advertising time during network programs. The network then sells this advertising time and retains the revenue. The affiliate retains the revenue from the remaining advertising time sold during network programs and from advertising time sold during non-network programs.

Broadcast television stations compete for advertising revenue primarily with other commercial broadcast television stations, and, to a lesser extent, with newspapers, radio stations and cable system operators serving the same market. Non-commercial, religious and Spanish-language broadcasting stations in many markets also compete with commercial stations for viewers. In addition, the Internet and other leisure activities may draw viewers away from commercial television stations.

Television Broadcasting History

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

Through the 1970s, network television broadcasters enjoyed virtual dominance in viewership and television advertising revenue because network-affiliated stations competed only with each other in most local markets. Beginning in the 1980s and continuing through today, however, this level of dominance changed as more local stations were authorized by the FCC and marketplace choices expanded with the growth of independent stations, new networks such as UPN, WB and PAX, and cable and satellite television services.

Cable television systems, which grew at a rapid rate beginning in the early 1970s, were initially used to retransmit broadcast television programming to paying subscribers in areas with poor broadcast signal reception. In the aggregate, cable-originated programming has emerged as a significant competitor for viewers of broadcast television programming. With the increase in cable penetration, the advertising share of cable networks has increased. Notwithstanding these increases in cable viewership and advertising, over-the-air broadcasting remains the primary distribution system for mass market television advertising. Basic cable penetration (the percentage of television households which are connected to a cable system) in our television markets ranges from 50.0% to 80.0%.

Direct broadcast satellite, or DBS, systems have also rapidly increased their penetration rate in the last decade, capturing more than 16% of U.S. households. DBS services provide nationwide distribution of video programming (including in some cases pay-per-view programming and programming packages unique to DBS) using small receiving dishes and digital transmission technologies. In November 1999, Congress passed the Satellite Home Viewer Improvement Act, which gives DBS operators the ability to distribute the signals of local television stations to subscribers in the stations’ local market areas, or local-into-local service. Direct TV and/or EchoStar currently provide satellite carriage of our and Mission’s stations in the Little Rock-Pine Bluff, Shreveport, Wilkes Barre-Scranton, Ft. Wayne, Springfield, Evansville and Champaign-Springfield-Decatur markets and have notified us that they intend to begin service in the Rochester and Ft. Smith-Fayetteville-Springdale-Rogers markets.

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

The FCC finalized its allotment of new advanced television channels to existing broadcast stations in the first half of 1998. Advanced television is a digital television, or DTV, transmission system that delivers improved video and audio signals including high definition television and also has substantial multiplexing and data transmission capabilities. For each licensed television station, the

FCC has allocated a matching DTV channel. Under current FCC guidelines, all commercial television station operators were required to complete construction of and begin broadcasting with their digital transmission systems no later than May 1, 2002, unless they obtained extensions of time. Network affiliated stations in the top 10 markets were required to begin digital broadcasting by May 1999, and in the top 30 markets by November 1, 1999. By the end of 2006, the FCC expects television broadcasters to cease non-digital broadcasting and return one of their channels to the U.S. government, provided that 85.0% of households within the relevant DMA have the capability to receive a digital signal.

Advertising Sales

General

Television station revenue is primarily derived from the sale of local and national advertising. Television stations compete for advertising revenue primarily with other broadcast television stations, radio stations, cable system operators and programmers, and newspapers serving the same market.

All network-affiliated stations are required to carry advertising sold by their networks which reduces the amount of advertising time available for sale by our stations. Our stations sell the remaining advertising to be inserted in network programming and the advertising in non-network programming, retaining all of the revenue received from these sales. A national syndicated program distributor will often retain a portion of the available advertising time for programming it supplies in exchange for no fees or reduced fees charged to the stations for such programming. These programming arrangements are referred to as barter programming.

Advertisers wishing to reach a national audience usually purchase time directly from the networks, or advertise nationwide on a case-by-case basis. National advertisers who wish to reach a particular region or local audience often buy advertising time directly from local stations through national advertising sales representative firms. Local businesses purchase advertising time directly from the stations’ local sales staff.

Advertising rates are based upon a number of factors, including:

•	a program’s popularity among the viewers that an advertiser wishes to target;

•	the number of advertisers competing for the available time;

•	the size and the demographic composition of the market served by the station;

•	the availability of alternative advertising media in the market area;

•	the effectiveness of the sales forces; and

•	development of projects, features and programs that tie advertiser messages to programming.

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

Local Sales

Local advertising time is sold by each station’s local sales staff who call upon advertising agencies and local businesses, which typically include car dealerships, retail stores and restaurants. Compared to revenue from national advertising accounts, revenue from local advertising is generally more stable and more controllable. We seek to attract new advertisers to television and to increase the amount of advertising time sold to existing local advertisers by relying on experienced local sales forces with strong community ties, producing news and other programming with local advertising appeal and sponsoring or co-promoting local events and activities. We place a strong emphasis on the experience of our local sales staff and maintain an on-going training program for sales personnel.

National Sales

National advertising time is sold through national sales representative firms which call upon advertising agencies, whose clients typically include automobile manufacturers and dealer groups, telecommunications companies, fast food franchisers, and national retailers (some of which may advertise locally).

Network Affiliations

Each station that we own and operate or provide services to is affiliated with its network pursuant to an affiliation agreement, as described in the following table:

Station	Market	Affiliation	Expiration
KPOM/KFAA	Ft. Smith-Fayetteville-Springdale-Rogers, AR	NBC	January 2013
KRBC	Abilene-Sweetwater, TX	NBC	December 2010
KSAN	San Angelo, TX	NBC	December 2010
KSNF	Joplin, MO-Pittsburg, KS	NBC	December 2008
KFDX	Wichita Falls, TX-Lawton, OK	NBC	December 2008
KBTV	Beaumont-Port Arthur, TX	NBC	December 2008
WTWO	Terre Haute, IN	NBC	December 2008
WBRE	Wilkes Barre-Scranton, PA	NBC	December 2008
KARK	Little Rock-Pine Bluff, AR	NBC	December 2008
WFFT	Ft. Wayne, IN	Fox	December 2008
KHMT	Billings, MT	Fox	November 2008
WFXV	Utica, NY	Fox	June 2008
WBAK	Terre Haute, IN	Fox	June 2008
KDEB	Springfield, MO	Fox	April 2008
KARD	Monroe, LA-El Dorado, AR	Fox	April 2008
WQRF	Rockford, IL	Fox	April 2008
WTVW	Evansville, IN	Fox	April 2008
WHAG	Washington, DC*	NBC	December 2007
WYOU	Wilkes Barre-Scranton, PA	CBS	December 2007
KODE	Joplin, MO-Pittsburg, KS	ABC	December 2007
KQTV	St. Joseph, MO	ABC	April 2007
WCFN	Champaign-Springfield-Decatur, IL	UPN	April 2007
WPNY-LP	Utica, NY	UPN	April 2007
KJTL	Wichita Falls, TX-Lawton, OK	Fox	June 2006
WFXP	Erie, PA	Fox	March 2006
KCIT	Amarillo, TX	Fox	March 2006
WROC	Rochester, NY	CBS	December 2005
KTAL	Shreveport, LA	NBC	December 2005
KAMR	Amarillo, TX	NBC	December 2005
KAMC	Lubbock, TX	ABC	October 2005
WMBD	Peoria-Bloomington, IL	CBS	September 2005
WCIA	Champaign-Springfield-Decatur, IL	CBS	September 2005
KLBK	Lubbock, TX	CBS	August 2005
KMID	Odessa-Midland, TX	ABC	July 2005
WYZZ	Peoria-Bloomington, IL	Fox	June 2005
KOLR	Springfield, MO	CBS	June 2005
KSVI	Billings, MT	ABC	February 2005
WJET	Erie, PA	ABC	January 2005
KTAB	Abilene-Sweetwater, TX	CBS	December 2004
WDHN	Dothan, AL	ABC	December 2004
KJBO-LP	Wichita Falls, TX-Lawton, OK	UPN	September 2004***
KCPN-LP	Amarillo, TX	**

*	Although WHAG is located within the Washington, DC DMA, its signal does not reach the entire Washington, DC metropolitan area. WHAG serves the Hagerstown, MD sub-market within the DMA.

**	Not affiliated with a network.

***	Or upon 30 days prior written notice by UPN.

Each affiliation agreement provides the affiliated station with the right to broadcast all programs transmitted by the network with which it is affiliated. In exchange, the network has the right to sell a substantial majority of the advertising time during these broadcasts. In addition, for each hour that the station elects to broadcast network programming, the network pays the station a fee (with the exception of Fox and UPN), specified in each affiliation agreement, which varies with the time of day. Typically, prime-time programming (Monday through Saturday from 8:00 p.m. to 11:00 p.m., Eastern Standard time and Sunday from 7:00 p.m. to 11:00 p.m., Eastern Standard time) generates the highest hourly rates.

Competition in the Television Industry

Competition in the television industry takes place on several levels: competition for audience, competition for programming (including news) and competition for advertisers. Additional factors that are material to a television station’s competitive position include signal coverage and assigned frequency. The broadcasting industry is continually faced with technological change and innovation, the possible rise in popularity of competing entertainment and communications media, and governmental restrictions or actions of federal regulatory bodies, including the FCC and the Federal Trade Commission, any of which could have a material effect on our operations.

Audience. Stations compete for viewership generally against other leisure activities in which one could choose to engage rather than watch television. Broadcast stations compete for audience share specifically on the basis of program popularity, which has a direct effect on advertising rates. A portion of the daily programming on the NBC, CBS, ABC, Fox and UPN affiliated stations that we own or provide services to is supplied by the network with which each station is affiliated. In those periods, the stations are dependent upon the performance of the network programs in attracting viewers. Stations program non-network time periods with a combination of self-produced news, public affairs and other entertainment programming, including movies and syndicated programs purchased for cash, cash and barter, or barter only.

Through the 1970s, network television broadcasting enjoyed virtual dominance in viewership and television advertising revenue because network-affiliated stations competed only with each other in most local markets. However, the development of methods of video transmission other than over-the-air broadcasting, and in particular the growth of cable television, has significantly altered competition for audience share in the television industry. In addition, DBS providers, such as DirecTV and EchoStar, offer nationwide distribution of video programming (including, in some cases, pay-per-view programming and programming packages unique to DBS) using small receiving dishes and digital transmission technology. These other transmission methods can increase competition for a broadcasting station by bringing into its market distant broadcasting signals not otherwise available to the station’s audience. Other sources of competition include home entertainment systems, such as VCRs, DVDs and television game devices. Transmission of video programming over broadband Internet may be a future source of competition to television broadcasters.

Although cable television systems were initially used to retransmit broadcast television programming to subscribers in areas with poor broadcast signal reception, significant increases in cable television penetration and cable programming services occurred throughout the 1970s and 1980s in areas that did not have signal reception problems. As the technology of satellite program delivery to cable systems advanced in the late 1970s, development of programming for cable television accelerated dramatically, resulting in the emergence of multiple, national-scale program alternatives and the rapid expansion of cable television and higher subscriber growth rates. Historically, cable operators have not sought to compete with broadcast stations for a share of the local news audience. Recently, however, certain cable operators have elected to compete for these audiences and the increased competition could have an adverse effect on our advertising revenue.

Further advances in technology may increase competition for household audiences and advertisers. The increased use of digital technology by cable systems and DBS, along with video compression techniques, will reduce the bandwidth required for television signal transmission. These technological developments are applicable to all video delivery systems, including over-the-air broadcasting, and have the potential to provide vastly expanded programming to highly targeted audiences. Reductions in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly specialized “niche” programming. This ability to reach very narrowly defined audiences is expected to alter the competitive dynamics for advertising expenditures. We are unable to predict the effect that these or other technological changes will have on the broadcast television industry or on the future results of our operations.

Programming. Competition for programming involves negotiating with national program distributors or syndicators that sell first-run and rerun packages of programming. Our stations compete against in-market broadcast station operators for exclusive access to off-network reruns (such as Seinfeld) and first-run product (such as Entertainment Tonight) in their respective markets. Increasingly, our stations are competing against other networks with respect to first-run programming. The broadcast networks are rerunning the same episode of a network program on affiliated cable or broadcast networks, often in the same week that it aired on one of our stations. Cable systems generally do not compete with local stations for programming, although various national cable networks from time to time have acquired programs that would have otherwise been offered to local television stations. AOL Time Warner, Inc., General Electric Company, Viacom Inc., The News Corporation Limited and the Walt Disney Company each owns a television network and also owns or controls major production studios, which are the primary source of programming for the networks. It is uncertain whether in the future such programming, which is generally subject to short-term agreements between the studios and the networks, will be moved to the networks. Television broadcasters also compete for non-network programming unique to the markets they serve. As such, stations strive to provide exclusive news stories, unique features such as investigative reporting and coverage of community events and to secure broadcast rights for regional and local sporting events.

Advertising. In addition to competing with other media outlets for audience share, our stations compete for advertising revenue with:

•	other television stations in their respective markets; and

•	other advertising media such as newspapers, radio stations, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail, local cable systems and the Internet.

Competition for advertising dollars in the broadcasting industry occurs primarily within individual markets. Generally, a television broadcasting station in a particular market does not compete with stations in other market areas.

Federal Regulation of Television Broadcasting

The following is a brief discussion of certain provisions of the Communications Act of 1934, as amended (“Communications Act”), and the FCC’s regulations and policies that affect the business operations of television broadcasting stations. For more information about the nature and extent of the FCC regulation of television broadcasting stations you should refer to the Communications Act and FCC’s rules, public notices, and rulings. Over the years, Congress and the FCC have added, amended and deleted statutory and regulatory requirements to which station owners are subject. Some of these changes have a minimal business impact whereas others may significantly affect the business or operation of individual stations or the broadcast industry as a whole. The following discussion summarizes statutory and regulatory requirements and policies currently in effect.

License Grant and Renewal. Television broadcast licenses are granted for a maximum term of eight years and are subject to renewal upon application to the FCC. The FCC is required to grant an application for license renewal if during the preceding term the station served the public interest, the licensee did not commit any serious violations of the Communications Act or the FCC’s rules, and the licensee committed no other violations of the Communications Act or the FCC’s rules which, taken together, would constitute a pattern of abuse. The vast majority of renewal applications are routinely granted under this standard. If a licensee fails to meet this standard the FCC may still grant renewal on terms and conditions that it deems appropriate, including a monetary forfeiture or renewal for a term less than the normal eight-year period.

During certain limited periods after a renewal application is filed, interested parties, including members of the public, may file petitions to deny a renewal application, to which the licensee/renewal applicant is entitled to respond. After reviewing the pleadings, if the FCC determines that there is a substantial and material question of fact whether grant of the renewal application would serve the public interest, the FCC is required to hold a trial-type hearing on the issues presented. If, after the hearing, the FCC determines that the renewal applicant has met the renewal standard the FCC must grant the renewal application. If the licensee/renewal applicant fails to meet the renewal standard or show that there are mitigating factors entitling it to renewal subject to appropriate sanctions, the FCC can deny the renewal application. In the vast majority of cases where a petition to deny is filed against a renewal application, the FCC ultimately grants the renewal without a hearing.

No competing application for authority to operate a station and replace the incumbent licensee may be filed against a renewal application.

The Nexstar and Mission stations will be required to renew their licenses beginning in June 2004.

In addition to considering rule violations in connection with a license renewal application, the FCC may sanction a station operator for failing to observe FCC rules and policies during the license term, including the imposition of a monetary forfeiture.

The FCC prohibits the assignment or the transfer of control of a broadcast license without prior FCC approval.

Foreign Ownership. The Communications Act limits the extent of non-U.S. ownership of companies that own U.S. broadcast stations. Under this restriction, a U.S. broadcast company such as ours may have no more than 25% non-U.S. ownership. Because Nexstar Broadcasting Group, Inc.’s majority shareholder, ABRY Partners LLC and its affiliated funds (“ABRY”), has a substantial level of foreign investment, the amount of additional foreign investment that may be made in us is limited to approximately 10.3% of the total shares outstanding.

Other Ownership Restrictions. The FCC has rules which establish limits on the ownership of broadcast stations. These ownership limits apply to attributable interests in a station licensee held by an individual, corporation, partnership or other entity. In the case of corporations, officers, directors and voting stock interests of 5% or more (20% or more in the case of qualified investment companies, such as insurance companies and bank trust departments) are considered attributable interests. For partnerships, all general partners and non-insulated limited partners are attributable. Limited liability companies are treated the same as partnerships. The FCC also considers attributable the holder of more than 33% of a licensee’s total assets (defined as total debt plus total equity), if that person or entity also provides over 15% of the station’s total weekly broadcast programming or has an attributable interest in another media entity in the same market which is subject to the FCC’s ownership rules, such as a radio or television station, cable television system or daily newspaper.

Local Ownership (Duopoly Rule). On June 2, 2003, the FCC modified its local television (duopoly) ownership rule to provide greater opportunities for television duopolies in certain circumstances. The modified rule allows common ownership of two television stations in markets (defined using A.C. Nielsen Company’s DMAs) with 17 or fewer television stations, and ownership of up to three stations in markets with 18 or more television stations; provided, however, a single entity may not acquire an attributable interest in more than one station that is ranked among the top-four stations in the market based on audience share. Therefore, the new FCC rules prohibit same market combinations in markets with fewer than five stations. In determining how many television stations are in a market, the FCC counts commercial and noncommercial stations.

The modified rule allows the FCC to consider waivers of the duopoly rule. The FCC will consider waivers to allow common ownership for failed, failing and unbuilt stations. In addition, the FCC will consider waivers to allow common ownership of two top-four ranked stations in markets with 11 or fewer television stations. The FCC will consider a wavier of the top-four station prohibition if a merger between stations will reduce a significant competitive disparity between the merging stations and a more dominant station; if the merger will assist the merging stations with their transition to digital operations; if the merger will significantly increase news and local programming; if one or both of the stations to be merged are UHF stations; and if the merger will produce significant public interest benefits.

The rule as modified on June 2, 2003 was to become effective on September 4, 2003. However, on September 3, 2003, a three-judge panel of the U.S. Court of Appeals for the Third Circuit stayed the effectiveness of the new rule pending the outcome of appeals to the U.S. Court of Appeals. The modified rule also is subject to petitions for reconsideration filed with the FCC and Congressional review and potential modification. The current duopoly rule, adopted in 1999, continues to govern local television ownership pending the outcome of the Court proceedings and any further FCC proceedings.

Under the 1999 duopoly rule, a single entity is allowed to own or have attributable interests in two television stations in a market if (1) the two stations do not have overlapping service areas, or (2) after the combination there are a least eight independently owned and operating full-power television stations and one of the combining stations is not ranked among the top four stations in the DMA. The 1999 rule allows the FCC to consider waivers to permit the ownership of a second station only in cases where the second station has failed or is failing or unbuilt.

Under the newly modified rule and the 1999 rule, the FCC attributes toward the local television ownership limits another in-market station when one station owner programs a second in-market station pursuant to a time brokerage or local marketing agreement, if the programmer provides more than 15 percent of the second station’s weekly broadcast programming. However, local marketing agreements entered into prior to November 5, 1996 are exempt attributable interests until at least 2004. This “grandfathered” period will be reviewed under the FCC’s 2004 biennial review and is subject to possible extension or termination. In certain of our markets, we own and operate both full power and low power television broadcast stations (in Utica, Nexstar owns and operates WFXV and WPNY-LP; in Wichita Falls, Mission owns and operates KJTL and KJBO-LP; and in Amarillo, Mission owns and operates KCIT and KCPN-LP). The FCC’s duopoly rules and policies regarding ownership of television stations in the same market apply only to full power television stations and not low power television stations such as WPNY-LP, KJBO-LP and KCPN-LP.

The only market in which we currently operate stations that meet the modified local duopoly rule (and the 1999 rule) that allows us to own two stations in the market is Champaign-Springfield-Decatur, Illinois. After giving effect to the pending KPOM/KFAA acquisition, in all of the markets where we have entered into LSAs, except for two, we do not provide programming other than news (comprising less than 15 percent of the second station’s programming) to the second station and, therefore, we are not attributed with ownership of the second station. In the two markets where we provide more programming to the second station—WFXP in Erie, Pennsylvania and KHMT in Billings, Montana—the local marketing agreements were entered into prior to November 5, 1996. Therefore, we may continue to operate under the terms of these agreements until at least the rule is reviewed as part of the FCC’s 2004 Biennial Review.

National Ownership. There is no nationwide limit on the number of television stations which a party may own. However, the FCC’s rules limit the percentage of U.S. television households which a party may reach through its attributable interests in television stations. This rule provides that when calculating a party’s nationwide aggregate audience coverage, the ownership of a UHF station is counted as 50 percent of a market’s percentage of total national audience. In 1996, Congress determined that one party may have an attributable interest in television stations which reach, in the aggregate, 35 percent of all U.S. television households and the FCC thereafter adopted a corresponding rule. On January 22, 2004, the President signed into law an act which directs the FCC to modify this rule to allow one party to hold attributable interests in television stations which reach in the aggregate 39 percent of all U.S. television households. The FCC currently is seeking comment on whether this act has any impact on the FCC’s authority to examine and modify the UHF discount.

The stations Nexstar and Mission own have a combined national audience reach of 4.80 percent of television households with the UHF discount.

Cross Media Ownership. On June 2, 2003, the FCC voted to eliminate its Radio/Television Cross-Ownership Rule and its Local/Television Newspaper Cross-Ownership Rule, replacing both with a new single cross media ownership rule. Under this new cross media ownership rule, in markets with three or fewer television stations, no cross-ownership is permitted among TV, radio and newspapers. In markets with four through eight television stations, one entity may own or have attributable interests in (1) a daily newspaper, one TV station and up to one-half of the radio station limit for the market under the local radio rules; or (2) a daily newspaper and up to the radio station limit for the market; or (3) two TV stations (if permissible under the duopoly rule) and up to the radio station limit for that market. In markets with nine or more television stations, there are no cross media limits.

The new cross media ownership rule adopted on June 2, 2003 was to become effective on September 4, 2003. However, on September 3, 2003, a three-judge panel of the U.S. Court of Appeals for the Third Circuit stayed the effectiveness of the new rule pending the outcome of appeals to the U.S. Court of Appeals. The new rule is also subject to petitions for reconsideration at the FCC and Congressional review and potential modification. So long as the new cross media ownership rule is stayed, or in the event that it is repealed or vacated, the current Radio/Television Cross-Ownership Rule and Local Television/Newspaper Cross-Ownership Rule continue to govern pending the outcome of the Court proceedings and any further FCC proceedings.

Radio/Television Cross-Ownership Rule (One-to-a-Market Rule). The FCC voted to eliminate this rule when it adopted its new cross media ownership rule on June 2, 2003. However, so long as the new cross media ownership rule is stayed, or in the event that it is repealed or vacated, the one-to-a-market rule continues to govern common ownership of radio and television stations in the same market. In markets with at least 20 independently owned media outlets, ownership of one television station and up to seven radio stations, or two television stations (if allowed under the television duopoly rule) and six radio stations is permitted. If the number of independently owned media outlets is fewer than 20 but greater than or equal to 10, ownership of one television station (or two if allowed) and four radio stations is permitted. In markets with fewer than 10 independent media voices, ownership of one television station (or two if allowed) and one radio station is permitted. In calculating the number of independent media voices in a market, the FCC includes all radio and television stations, independently owned cable systems (counted as one voice), and independently owned daily newspapers which have circulation that exceeds five percent of the households in the market.

Local Television/Newspaper Cross-Ownership Rule. The FCC voted to eliminate this rule when it adopted its new cross media ownership rule on June 2, 2003. However, so long as the new cross media ownership rule is stayed, or in the event that it is repealed or vacated, the local television/newspaper cross-ownership rule continues to govern common ownership of newspapers and television stations in the same market. Under this rule, a party is prohibited from having an attributable interest in a television station and a daily newspaper if the television station’s Grade A analog (NTSC) signal contour encompasses the entire community in which the newspaper is published.

Local Television/Cable Cross-Ownership. There is no longer any FCC rule prohibiting co-ownership of a cable television system and a television broadcast station in the same area.

Cable “Must-Carry” or Retransmission Consent Rights. Every three years television broadcasters are required to make an election whether they choose to exercise their “must-carry” or retransmission consent rights in connection with the carriage of their analog signal on cable television systems within their DMA. The most recent election was made October 1, 2002, and is effective for the three-year period that began January 1, 2003. The next election date is October 1, 2005, for the three-year period beginning January 1, 2006.

If a broadcaster chooses to exercise its must-carry rights, it may request cable system carriage on its over-the-air channel or another channel on which it was carried on the cable system as of a specified date. A cable system generally must carry the station’s signal in compliance with the station’s carriage request, and in a manner that makes the signal available to all cable subscribers. However, must-carry rights are not absolute, and whether a cable system is required to carry the station on its system, or in the specific manner requested, depends on variables such as the location, size and number of activated channels of the cable system and whether the station’s programming duplicates, or substantially duplicates the programming of another station carried on the cable system. If certain conditions are met, a cable system may decline to carry a television station that has elected must-carry status, although it is unusual for all the required conditions to exist.

If a broadcaster chooses to exercise its retransmission consent rights, a cable television system which is subject to that election may not carry the station’s signal without the station’s consent. This generally requires the cable system and television station operator to negotiate the terms under which the television station will consent to the cable system’s carriage of the station.

In most instances, Nexstar’s stations have elected to exercise their retransmission consent rights rather than electing must-carry status, and have negotiated retransmission consent agreements with cable television systems in their markets. The terms of these agreements generally range from three to ten years and provide for the carriage of the stations’ signals. The newly acquired stations from Quorum have elected retransmission consent rather than must-carry status in most instances and have either negotiated long-term carriage agreements ranging from three to seven years or interim carriage agreements ranging for a shorter period of time, all of which provide for the carriage of the stations’ signals. Of Mission’s stations, WYOU, KRBC and KSAN have elected to exercise their retransmission consent rights; WFXP, KJTL and KJBO-LP have opted for must-carry status; KODE has both retransmission consent agreements and must-carry status; and KOLR, KCIT, KCPN-LP, KAMC and KHMT have elected retransmission consent rather than must-carry status in most instances and have either negotiated long-term carriage agreements ranging from three to seven years or interim carriage agreements ranging for a shorter period of time, all of which provide for the carriage of the stations’ signals.

Direct-to-Home Satellite Services and Must-Carry. In November 1999, Congress enacted the Satellite Home Viewer Improvement Act of 1999, or SHVIA. This statute requires providers of direct broadcast satellite services such as DirecTV and EchoStar, to carry upon request the signals of all local television stations in a DMA in which the satellite service provider is carrying at least one local television station’s signal. Satellite providers also may provide network service from a station outside a local market to subscribers in the market who are “unserved” by a local station affiliated with the same network. Unserved generally refers to a satellite subscriber who is unable, using a conventional outdoor rooftop antenna, to receive a “Grade B” signal of a local network affiliated station. The distant signal provision of SHVIA expires on December 31, 2004, although Congress could enact legislation to extend it. If a subscriber is able to receive a Grade B quality signal from a local network affiliate then, subject to certain exceptions, the subscriber is not eligible to receive that network’s programming from an out-of-market affiliate carried on the satellite service; however, Congress currently is examining whether to allow subscribers to receive distant signals for digital television programming.

Prior to January 1, 2002, in those markets where satellite providers had elected to provide carriage of local television stations, such carriage was generally limited to the local affiliates of the major networks, including ABC, CBS, NBC and Fox. As of January 1, 2002, satellite carriers that provide any local-into-local service in a market must carry, upon request, all stations in that market that have elected mandatory carriage, and DBS operators are now providing other local stations in local-into-local markets, including some noncommercial, independent and foreign language stations. A judicial challenge to the SHVIA must-carry requirement was unsuccessful. DirecTV and/or EchoStar currently provide satellite carriage of our and Mission’s stations in the Little Rock-Pine Bluff, Shreveport, Wilkes Barre-Scranton, Ft. Wayne, Springfield, Evansville and Champaign-Springfield-Decatur markets and have notified us that they intend to begin service in the Rochester and Ft. Smith-Fayetteville-Springdale-Rogers markets.

In November 2000, the FCC adopted rules implementing the requirements of SHVIA. These include requiring commercial television stations to elect between retransmission consent and must-carry status. The first election, which was made by July 1, 2001, for carriage to commence January 1, 2002, is for a four-year period. Beginning in 2006, the cable and satellite election periods will coincide and occur every three years. Market areas are based on A.C. Nielsen’s DMAs. Satellite carriers are not required to carry duplicative network signals from a local market unless the stations are licensed to different communities in different states. Satellite carriers are required to carry all local television stations in a contiguous manner on their channel line-up and may not discriminate in their carriage of stations.

Digital Television. Advanced television is a DTV transmission system that delivers video and audio signals of higher quality (including high definition television) than the existing analog transmission system. DTV also has substantial capabilities for multiplexing (the broadcast of several programs concurrently) and data transmission. The FCC assigned new advanced television channels to existing broadcast stations in the first half of 1997. For each licensed television station the FCC allocated a DTV channel which is different from the station’s analog channel. In general, the DTV channels assigned to television stations are intended to allow stations to have their DTV coverage areas replicate their analog coverage areas. However, there are a number of variables which will ultimately determine the extent to which a station’s DTV operation will provide such replication. Under certain circumstances, a station’s DTV operation may cover less geographic area than the station’s current analog signal. The introduction of digital television will require consumers to purchase new televisions that are capable of receiving and displaying DTV signals, or adapters to receive DTV signals and convert them to an analog signal for display on their existing receivers.

Under current FCC guidelines, all commercial television station operators were required to begin broadcasting with DTV transmission systems no later than May 1, 2002 unless they obtained an extension of time. Currently, all of ours and Mission’s stations are broadcasting a low-power DTV signal, in compliance with FCC requirements, except for WQRF and WFXV, which are not required to do so. WYZZ, which is owned by Sinclair Broadcast Group, Inc., also is broadcasting a low-power digital television signal. WBAK, which Mission is expected to acquire from Bahakel Communications in the second quarter of 2004, had an extension of time until March 24, 2004 and timely requested a further extension from the FCC which remains pending to construct digital facilities. KPOM, which Nexstar is expected to acquire from J.D.G. Television, Inc. in the third quarter of 2004, pending FCC consent, is broadcasting a low-power digital signal. KFAA, which Nexstar also is expected to acquire from J.D.G. Television, Inc. in the third quarter of 2004, pending FCC consent, has not yet initiated digital broadcasting. KFAA has applied for an extension of time to construct digital facilities and will have at least six months from the date the FCC acts on its application to construct its digital facilities.

Stations affiliated with the four largest networks (ABC, CBS, NBC and Fox) in the top 10 markets were required to begin digital broadcasting by May 1, 1999, and in the top 30 markets by November 1, 1999. Once a station begins broadcasting a DTV signal, it may broadcast both analog and DTV signals until December 31, 2006, after which, subject to certain conditions described below, the FCC expects to reclaim one of the channels and each broadcaster will operate a single DTV channel. Starting April 1, 2004, commercial station operators must simulcast at least 75% of the video programming broadcast on their analog channel. The required simulcast percentage increases again by April 1, 2005, when an operator must simulcast 100% of its programming on its analog and DTV channels.

Channels now used for analog broadcasts range from 2 through 69. The FCC designated Channels 2 through 51 as the “core” channels which will be used for DTV broadcasts. However, because of the limited number of available core DTV channels currently available, the FCC assigned many stations DTV channels above Channel 51 (Channels 52 through 69) for use during the transition period from simultaneous digital and analog transmission to DTV-only operation. At the end of the transition period these stations will have to change their DTV operation to one of the DTV core channels. This has created three categories of television stations with respect to their analog and DTV channel assignments: (1) stations with both their analog and DTV channels within the “core” channels; (2) stations with either an analog or DTV channel inside the core and the other outside the core; and (3) stations with both their analog and DTV channels outside the core. All of our stations and the stations we provide service to currently fall within the first or second group. Five stations have their DTV assignments outside the core. We do not operate or provide services to any stations for which both the analog and DTV channels are outside the core.

Station operators with both their analog and DTV channels inside the core will be required to select which of their assigned channels they will use for permanent DTV operation before the end of the transition period. (The FCC has not set a date for this election.) These operators may elect to continue to use their current DTV channel or switch their DTV operation to their current analog channel. The channel not selected for permanent DTV operation will be returned to the FCC at the end of the transition period. Most of our stations and those stations with which we have local service agreements fall in this category. The FCC has not yet established the permanent DTV channel selection process for stations that have one or both channels outside the DTV core channels.

The Communications Act provides that under certain conditions the DTV transition period may be extended beyond December 31, 2006. The transition is to be extended in any market in which one of the following conditions is met: (1) a station licensed to one of the four largest networks (ABC, CBS, NBC and Fox) is not broadcasting a digital signal and that station has qualified for an extension of the FCC’s DTV construction deadline; (2) digital-to-analog converter technology is not generally available in the market; or (3) 15% or more of the television households in the market do not subscribe to a multichannel video programming distributor (cable, direct broadcast satellite) that carries the digital channel of each of the television stations in the market broadcasting a DTV channel, and do not have at least one television receiver capable of receiving the stations’ DTV broadcasts or an analog television receiver equipped with a digital-to-analog converter capable of receiving the stations’ DTV broadcasts. We cannot predict whether conditions will exist in any of our markets such that the DTV transition period will be extended under any of these provisions.

The conversion to DTV required an average initial capital expenditure of approximately $0.2 million per station for low-power transmission of digital signal programming. We estimate that an average additional capital expenditure of approximately $0.7 million per station will be required to modify the transmitter for full-power digital signal programming. In addition, Nexstar and Mission may have to undertake capital expenditures to modify tower structures and purchase studio and production equipment that can support digital format.

With respect to cable system carriage of television stations that are broadcasting both an analog and DTV signal, such stations may choose must-carry status or retransmission consent for their analog signals, but only retransmission consent for their digital signals. Such stations do not presently have the right to assert must-carry rights for both their analog and DTV signals or to assert must-carry rights for their DTV signals in lieu of analog carriage. The FCC has pending a rule making proceeding examining whether to allow such stations to assert must-carry rights for both their analog and DTV signals, but has tentatively concluded that it will not do so. The FCC has requested further comments on this issue in order to develop a more complete record before issuing a final decision. If a television station operates only a DTV signal, or returns its analog channel to the FCC and converts to digital operations, it may assert must-carry rights for its DTV signal.

The exercise of must-carry rights by a digital-only television station for its DTV signal applies only to a single programming stream and other program-related content. If a television station is concurrently broadcasting more than one program stream on its DTV signal it may select which program stream is subject to its must-carry election. Cable systems are not required to carry internet, e-commerce or other ancillary services provided over DTV signals if those services are not related to the station’s primary video programming carried on the cable system and if they are not provided to viewers for free. Digital television signals that are carried on a cable system must be available to subscribers on the system’s basic service tier.

With respect to direct-to-the-home satellite service providers, the FCC in November 2000 declined to address whether television stations’ must-carry rights regarding satellite service providers, which went into effect January 1, 2002, will also apply to stations’ DTV signals. The FCC said it would address this issue at the same time it considers digital carriage issues for cable television.

Television station operators may use their DTV signals to provide ancillary services, such as computer software distribution, internet, interactive materials, e-commerce, paging services, audio signals, subscription video, or data transmission services. To the extent a station provides such ancillary services it is subject to the same regulations as are applicable to other analogous services under the FCC’s rules and policies. Commercial television stations also are required to pay the FCC 5% of the gross revenue derived from all ancillary services provided over their DTV signals for which a station received a fee in exchange for the service or received compensation from a third party in exchange for transmission of material from that third party, not including commercial advertisements used to support broadcasting.

Programming and Operation. The Communications Act requires broadcasters to serve “the public interest.” Since the late 1970s, the FCC gradually has relaxed or eliminated many of the more formalized procedures it had developed to promote the broadcast of certain types of programming responsive to the needs of a station’s community of license. However, television station licensees are still required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. The FCC may consider complaints from viewers concerning programming when it evaluates a station’s license renewal application, although viewer complaints also may be filed and considered by the FCC at any time. Stations also must follow various rules promulgated under the Communications Act that regulate, among other things:

•	political advertising (its price and availability);

•	sponsorship identification;

•	contest and lottery advertising;

•	obscene and indecent broadcasts; and

•	technical operations, including limits on radio frequency radiation.

On November 7, 2002, the FCC adopted new EEO rules. These new rules, which became effective on March 10, 2003, require broadcasters to provide broad outreach for all full-time (greater than 30 hours per week) job vacancies. In addition, broadcasters with five or more full-time employees must engage in two long-term recruitment initiatives over each two-year period, and broadcasters in larger markets with more than ten full-time employees must engage in four long-term recruitment initiatives every two years.

The Telecommunications Act of 1996 directs the FCC to establish, if the broadcast industry does not do so on a voluntary basis, guidelines and procedures for rating programming that contains sexual, violent, or other indecent material. A multi-industry task force developed a ratings plan which the FCC has ratified. The FCC also has issued rules that require television manufacturers to install appropriate technology, such as a “V-Chip” that can block programming based on an electronically encoded rating, to facilitate the implementation of the ratings guidelines. Congress currently is holding hearings on other measures to strengthen the FCC’s indecency regulations. These new measures may impact our stations due to our agreements with the networks.

The FCC imposes restrictions on the terms of network affiliation agreements. Among other things, these rules prohibit a television station from entering into any affiliation agreement that: (i) requires the station to clear time for network programming that the station previously scheduled for other use; and (ii) precludes the preemption of network programs that the station determines are unsuitable for its audience and the substitution of network programming with a program the station believes is of greater local or national importance. The FCC is currently reviewing several of its rules governing the relationship between networks and their affiliates. We are unable to predict the outcome of this review.

Proposed Legislation and Regulations. The FCC’s ongoing rule making proceeding concerning implementation of the transition from analog to digital television broadcasts is likely to have a significant impact on the television industry and the operation of our stations. In addition, the FCC may decide to initiate other new rule making proceedings, on its own or in response to requests from outside parties, any of which might have such an impact. Congress also may act to amend the Communications Act in a manner that could impact our stations or the television broadcast industry generally.

Employees

As of December 31, 2003, we had a total of 1,889 employees, comprised of 1,643 full-time and 246 part-time or temporary employees. As of December 31, 2003, 187 of our employees are covered by collective bargaining agreements. We believe that our employee relations are satisfactory, and we have not experienced any work stoppages at any of our facilities. However, we cannot assure you that our collective bargaining agreements will be renewed in the future, or that we will not experience a prolonged labor dispute, which could have a material adverse effect on our business, financial condition, or results of operations.

Risks Related to Our Company

Our substantial debt could limit our ability to grow and compete.

As of December 31, 2003, Nexstar and Mission had $598.9 million of debt, which represented 98.9% of Nexstar and Mission’s total capitalization. Our high level of debt could have important consequences to our business. For example it could:

•	limit our ability to borrow additional funds or obtain additional financing in the future;

•	limit our ability to pursue acquisition opportunities;

•	expose us to greater interest rate risk since the interest rate on borrowings under our senior credit facilities is variable;

•	limit our flexibility to plan for and react to changes in our business and our industry; and

•	impair our ability to withstand a general downturn in our business and place us at a disadvantage compared to our competitors that are less leveraged.

In addition, our high level of debt requires us to dedicate a substantial portion of our cash flow to pay principal and interest on our debt which will reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes. The following table sets forth, as of December 31, 2003, the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced.

	Total	2004	2005-2006	2007-2008	Thereafter
		(dollars in thousands)
Nexstar senior credit facilities	$62,000	$550	$1,100	$1,100	$59,250
Mission senior credit facilities	143,000	1,400	2,800	2,800	136,000
12% senior subordinated notes due 2008	160,000	—	—	160,000	—
7% senior subordinated notes due 2014	125,000	—	—	—	125,000
16% senior discount notes due 2009(1)	36,988	—	—	—	36,988
11.375% senior discount notes due 2013	130,000	—	—	—	130,000

We could also incur additional debt in the future. The terms of our senior credit facilities, as well as the indentures governing our publicly-held notes, limit, but do not prohibit us from incurring substantial amounts of additional debt. To the extent we incur additional debt, we would become even more susceptible to the leverage-related risks described above.

(1)	The 16% senior discount notes were repaid in January 2004 with borrowings from the Nexstar senior credit facilities. The total payment amount including call premium was $34.8 million.

The agreements governing our debt contain various covenants that limit our management’s discretion in the operation of our business.

Our senior credit facilities and the indentures governing our publicly-held notes contain various covenants that restrict our ability to, among other things:

•	incur additional debt and issue preferred stock;

•	pay dividends and make other distributions;

•	make investments and other restricted payments;

•	merge, consolidate or transfer all or substantially all of our assets;

•	enter into sale and leaseback transactions;

•	create liens;

•	sell assets or stock of our subsidiaries; and

•	enter into transactions with affiliates.

In addition, our senior credit facilities require us to maintain or meet certain financial ratios, including consolidated leverage ratios and interest coverage ratios. Future financing agreements may contain similar, or even more restrictive, provisions and covenants. As a result of these restrictions and covenants, our management’s ability to operate our business at its discretion is limited, and we may be unable to compete effectively, pursue acquisitions or take advantage of new business opportunities, any of which could harm our business.

If we fail to comply with the restrictions in present or future financing agreements, a default may occur. A default could allow creditors to accelerate the related debt as well as any other debt to which a cross-acceleration or cross-default provision applies. A default could also allow creditors to foreclose on any collateral securing such debt.

Mission may make decisions regarding the operation of its stations that could reduce the amount of cash we receive under our local service agreements.

Mission is 100% owned by an independent third party. Mission owns and operates or provides services to the following television stations: WYOU, WFXP, KJTL, KJBO-LP, KODE, KRBC, KSAN (which was known as KACB until October 30, 2003), KOLR, KHMT, KAMC, KCIT, KCPN-LP and WBAK. We have entered into various local service agreements, or LSAs, with Mission, pursuant to which we provide services to Mission’s stations. We also guarantee all of Mission’s debt, which was incurred primarily in connection with Mission’s acquisition of its stations. In return, we receive substantially all of the available cash, after payment of debt service costs, generated by Mission’s stations. In addition, the owner of Mission has granted to us a purchase option with respect to each Mission station. Pursuant to the terms of the purchase options, we have the option to acquire the assets and liabilities of each Mission station for consideration equal to the greater of (1) seven times the station’s broadcast cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreement or (2) the amount of its indebtedness. As a result of these arrangements, we consolidate the results of operations and financial position of the Mission stations with our results of operations and financial position in our consolidated financial statements.

However, while we are deemed to have a controlling financial interest in Mission under GAAP, Mission still owns and controls each Mission station. We do not own Mission or its stations, and in order for our arrangements with Mission under the LSAs to comply with FCC regulations, Mission must maintain complete responsibility for and control over programming, finances, personnel and operations of its stations. As a result, the individual who owns Mission can make decisions with which we disagree and which could reduce the cash flow generated by these stations and, as a consequence, the amounts we receive under our LSAs with Mission. For instance, we may disagree with Mission’s programming decisions, which programming may prove unpopular and/or may generate less advertising revenue. Furthermore, subject to Mission’s agreement with its lenders, the owner of Mission could choose to pay himself a dividend.

The revenue generated by stations we operate or provide services to could decline substantially if they fail to maintain or renew their network affiliation agreements on favorable terms, or at all.

Due to the quality of the programming provided by the networks, stations that are affiliated with a network generally have higher ratings than unaffiliated independent stations in the same market. As a result, it is important for stations to maintain their network affiliations. Except for KCPN-LP, all of the stations we operate or provide services to have affiliation agreements—twelve stations have primary affiliation agreements with NBC, seven with CBS, seven with ABC, twelve with Fox and three with UPN. Each of NBC, CBS and ABC generally provides affiliated stations with up to 22 hours of prime time programming per week, while each of Fox and UPN provides affiliated stations with up to 15 hours of prime time programming per week. In return, affiliated stations broadcast the respective network’s commercials during the network programming. Under the affiliation agreements with NBC, CBS and ABC, affiliated stations also receive cash compensation from these networks.

All of the network affiliation agreements of the stations that we own and operate or to which we provide services are scheduled to expire at various times beginning in September 2004 through January 2013, except for one network affiliation agreement which can be terminated upon 30 days prior written notice by the network. Network affiliation agreements are also subject to earlier termination by the networks under limited circumstances. For more information regarding these network affiliation agreements, see “Business—Network Affiliations.”

The loss of the services of our chief executive officer could disrupt management of our business and impair the execution of our business strategies.

We believe that our success depends upon our ability to retain the services of Perry A. Sook, our founder and President and Chief Executive Officer. Mr. Sook has been instrumental in determining our strategic direction and focus. The loss of Mr. Sook’s services could adversely affect our ability to manage effectively our overall operations and successfully execute current or future business strategies.

Our growth may be limited if we are unable to implement our acquisition strategy.

We intend to continue our growth by selectively pursuing acquisitions of television stations. The television broadcast industry is undergoing consolidation, which may reduce the number of acquisition targets and increase the purchase price of future acquisitions. Some of our competitors may have greater financial or management resources with which to pursue acquisition targets. Therefore, even if we are successful in identifying attractive acquisition targets, we may face considerable competition and our acquisition strategy may not be successful.

FCC rules and policies may also make it more difficult for us to acquire or enter into local service agreements with additional television stations. Television station acquisitions are subject to the approval of the FCC and, potentially, other regulatory authorities. The need for FCC and other regulatory approvals could restrict our ability to consummate future transactions if, for example, the FCC or other government agencies believe that a proposed transaction would result in excessive concentration in a market, even if the proposed combinations may otherwise comply with FCC ownership limitations.

Growing our business through acquisitions involves risks and if we are unable to manage effectively our rapid growth, our operating results will suffer.

We have experienced rapid growth. Since January 1, 2003, we have more than doubled the number of stations that we operate or to which we provide services, having acquired 13 stations and contracted to provide service to 7 additional stations. We will continue to actively pursue additional acquisition opportunities. Our growth has placed, and our anticipated growth will continue to place, a significant strain on our management resources. To manage effectively our growth and address the increased reporting requirements and administrative demands that will result from future acquisitions, we will need, among other things, to further develop our financial and management controls and management information systems. We will also need to identify, attract and retain highly skilled finance and management personnel. Failure to do any of these tasks in an efficient and timely manner could seriously harm our business.

There are other risks associated with growing our business through acquisitions. For example, with any past or future acquisition, there is the possibility that:

•	we may not be able to successfully reduce costs, increase advertising revenue or audience share or realize anticipated synergies and economies of scale with respect to any acquired station;

•	an acquisition may increase our leverage and debt service requirements or may result in our assuming unexpected liabilities;

•	our management may be distracted from overseeing existing operations by the need to integrate the acquired business;

•	we may experience difficulties integrating operations and systems, as well as, company policies and cultures;

•	we may fail to retain and assimilate employees of the acquired business; and

•	problems may arise in entering new markets in which we have little or no experience.

The occurrence of any of these events could have a material adverse effect on our operating results, particularly during the period immediately following any acquisition.

FCC actions may restrict our ability to create duopolies under local service agreements, which would harm our existing operations and impair our acquisition strategy.

We have created duopolies in some of our markets by entering into what we refer to as local service agreements, or LSAs. While these agreements take varying forms, a typical local service agreement is an agreement between two separately-owned television stations serving the same market, whereby the owner of one station provides operational assistance to the other station, subject to ultimate editorial and other controls being exercised by the latter station’s owner. By operating or entering into local service agreements with more than one station in a market, we achieve significant operational efficiencies, broaden our audience reach and enhance our ability to capture more advertising spending in a given market.

While all of our existing local service agreements comply with FCC rules and policies, we cannot assure you that the FCC will continue to permit local service agreements as a means of creating duopoly-type opportunities, or that the FCC will not challenge our existing arrangements with Mission or Sinclair Broadcast Group, Inc. in the future. If the FCC, on its own initiative or in response to a third party complaint, were to challenge our existing arrangements with Mission or Sinclair and determine that such arrangements violate the FCC’s rules or policies, we may be required to terminate such arrangements and we could be subject to sanctions, fines and/or other penalties.

The FCC may decide to terminate “grandfathered” time brokerage agreements during a biennial review.

The FCC currently attributes toward the local television ownership limits in-market stations when one station owner programs a second in-market station pursuant to a time brokerage (“TBA”) or local marketing agreement, if the programmer provides more than 15 percent of the second station’s weekly broadcast programming. However, local marketing agreements entered into prior to November 5, 1996 are exempt attributable interests for now.

The FCC has stated that it proposes to review these “grandfathered” TBAs during its next biennial review (which may be initiated in 2004 or later). During this review, the FCC may determine to terminate the “grandfathered” period and make all TBAs fully attributable to the programmer. If the FCC does so, Nexstar and Mission will be required to terminate the TBAs for stations WFXP and KHMT, unless the FCC simultaneously changes its duopoly rules to allow ownership of two stations in the applicable markets.

The FCC may sanction Nexstar if KFAA fails to meet its DTV construction deadline.

All commercial television station operators were required to begin broadcasting with DTV transmission systems no later than May 1, 2002 unless they obtained an extension of time. Nexstar has pending an application to acquire television station KFAA, Rogers, Arkansas from J.D.G. Television, Inc. J.D.G. Television had received from the FCC an extension of time until March 4, 2004 for KFAA to begin broadcasting a digital signal. KFAA currently is not yet broadcasting a digital signal, but J.D.G. Television timely requested a further extension of time to construct digital facilities for KFAA. The FCC has not yet acted on this pending request for extension of time. If the FCC denies this request for extension the licensee will have six months to complete construction of KFAA’s DTV facilities and will be required to report to the FCC on construction during this period. If KFAA is not broadcasting a digital signal by the end of this six-month period, the licensee could be subject to further sanctions, including, eventually, loss of KFAA’s DTV construction permit.

The interest of our parent’s principal stockholder, ABRY Partners LLC and its affiliated funds (“ABRY”), in other media may limit our ability to acquire television stations in particular markets, restricting our ability to execute our acquisition strategy.

The number of television stations we may acquire in any market is limited by FCC rules and may vary depending upon whether the interests in other television stations or other media properties of persons affiliated with us are attributable under FCC rules. The broadcast or other media interest of our officers, directors and stockholders with 5% or greater voting power are generally attributable under the FCC’s rules, which may limit us from acquiring or owning television stations in particular markets while those officers, directors or stockholders are associated with us. In addition, the holder of otherwise non-attributable equity and/or debt in a licensee in excess of 33% of the total debt and equity of the licensee will be attributable where the holder is either a major program supplier to that licensee or the holder has an attributable interest in another broadcast station, cable system or daily newspaper in the same market.

ABRY, our parent’s principal stockholder, is one of the largest private firms specializing in media and broadcasting investments. As a result of ABRY’s interest in our parent, we could be prevented from acquiring broadcast companies in markets where ABRY has an attributable interest in television stations or other media, which could impair our ability to execute our acquisition strategy. Our parent’s certificate of incorporation allows ABRY and its affiliates to identify, pursue and consummate additional acquisitions of television stations or other broadcast related businesses that may be complementary to our business and therefore such acquisitions opportunities may not be available to us.

Our parent (Nexstar Broadcasting Group, Inc.) is controlled by one principal stockholder, ABRY, and its interests may differ from your interests.

As a result of ABRY’s controlling interest in Nexstar Broadcasting Group, Inc., ABRY is able to exercise a controlling influence over our business and affairs. ABRY is able to unilaterally determine the outcome of any matter submitted to a vote of our stockholders, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. In addition, five of our directors, who are also directors of Nexstar Broadcasting Group, Inc., are or were affiliated with ABRY. ABRY’s interests may differ from the interests of Nexstar Broadcasting Group, Inc.’s other stockholders and ABRY could take actions or make decisions that are not in your best interests. Furthermore, this concentration of ownership by ABRY may have the effect of impeding a merger, consolidation, takeover or other business combination involving us or discouraging a potential acquiror from making a tender offer for Nexstar Broadcasting Group, Inc.’s shares.

Nexstar and Mission have a history of net losses and a substantial accumulated deficit.

Nexstar and Mission have had net losses of $64.6 million, $93.6 million and $78.2 million for the years ended December 31, 2003, 2002 and 2001, respectively, primarily as a result of amortization of intangible assets and debt service obligations. In addition, as of December 31, 2003, Nexstar and Mission had an accumulated deficit of $338.2 million. Nexstar and Mission may not be able to achieve or maintain profitability.

Nexstar and Mission have a material amount of intangible assets, and if Nexstar and Mission are required to write down intangible assets in future periods to comply with new accounting standards, it would reduce Nexstar and Mission’s net income, which in turn could materially and adversely affect Nexstar and Mission’s results of operations.

Approximately $538.1 million, or 73.6%, of Nexstar and Mission’s total assets as of December 31, 2003, consists of unamortized intangible assets. Intangible assets principally include network affiliation agreements, FCC licenses and goodwill. In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which became effective on January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of the amortization of goodwill and FCC licenses, and the introduction of impairment testing in its place. SFAS No. 142 also required Nexstar and Mission to complete a transitional test of goodwill and FCC licenses for impairment and, as a result, Nexstar and Mission recorded goodwill impairment loss of $43.5 million, net of taxes, which has been accounted for as a cumulative effect of change in accounting principle in the first quarter of 2002. We completed our annual test for impairment of goodwill and FCC licenses as of December 31, 2003 with no impairment resulting from our testing.

Risks Related to Our Industry

Nexstar and Mission’s operating results are dependent on advertising revenue and as a result, Nexstar and Mission may be more vulnerable to economic downturns and other factors beyond Nexstar and Mission’s control than businesses not dependent on advertising.

Nexstar and Mission derive revenue primarily from the sale of advertising time. Nexstar and Mission’s ability to sell advertising time depends on numerous factors that may be beyond Nexstar and Mission’s control, including:

•	the health of the economy in the local markets where our stations are located and in the nation as a whole;

•	the popularity of our programming;

•	fluctuations in pricing for local and national advertising;

•	the activities of our competitors, including increased competition from other forms of advertising-based media, particularly newspapers, cable television, Internet and radio;

•	the decreased demand for political advertising in non-election years; and

•	changes in the makeup of the population in the areas where our stations are located.

Because businesses generally reduce their advertising budgets during economic recessions or downturns, the reliance upon advertising revenue makes Nexstar and Mission’s operating results particularly susceptible to prevailing economic conditions. In general, advertising revenue declined substantially in 2001 due in large part to the economic recession and the terrorist attack on September 11, 2001. We cannot assure you that our programming will attract sufficient targeted viewership or that we will achieve favorable ratings. Our ratings depend partly upon unpredictable and volatile factors beyond our control, such as viewer preferences, competing programming and the availability of other entertainment activities. A shift in viewer preferences could cause our programming not to gain popularity or to decline in popularity, which could cause our advertising revenue to decline. In addition, we and the programming providers upon which we rely may not be able to anticipate, and effectively react to, shifts in viewer tastes and interests in our markets.

Because a high percentage of our operating expenses are fixed, a relatively small decrease in advertising revenue could have a significant negative impact on our financial results.

Our business is characterized generally by high fixed costs, primarily for debt service, broadcast rights and personnel. Other than commissions paid to our sales staff and outside sales agencies, our expenses do not vary significantly with the increase or decrease in advertising revenue. As a result, a relatively small change in advertising prices could have a disproportionate effect on our financial results. Accordingly, a minor shortfall in expected revenue could have a significant negative impact on our financial results.

Foreign hostilities and further terrorist attacks may affect our revenue and results of operations.

Nexstar and Mission may experience a loss of advertising revenue and incur additional broadcasting expenses in the event the United States of America engages in foreign hostilities or in the event there is a terrorist attack against the United States of America. A significant news event like a war or terrorist attack will likely result in the preemption of regularly scheduled programming by network news coverage of the event. As a result, advertising may not be aired and the revenue for such advertising may be lost unless the broadcasting station is able to run the advertising at agreed-upon times in the future. There can be no assurance that advertisers will agree to run such advertising in future time periods or that space will be available for such advertising. We cannot predict the duration of such preemption of local programming if it occurs. In addition, our broadcasting stations may incur additional expenses as a result of expanded news coverage of the local impact of a war or terrorist attack. The loss of revenue and increased expenses could negatively affect Nexstar and Mission’s results of operations.

The industry-wide mandatory conversion to digital television will require us to make significant capital expenditures for which we might not see a return on our investment.

The FCC required all commercial television stations in the United States to start broadcasting in digital format by May 1, 2002 unless the FCC granted an extension. Stations may broadcast both analog and digital signals until December 31, 2006, when they must abandon the analog format, provided that 85% of households within the relevant DMA have the capability to receive a digital signal. The digital transmissions may initially be low-power, but full-power transmission will be required by a date to be established by the FCC.

It will be expensive to convert from the current analog format to digital format. This conversion required an average initial capital expenditure of approximately $0.2 million per station for low-power transmission of digital signal programming, and our most recent estimate is that it will require an average additional capital expenditure of approximately $0.7 million per station to modify the transmitter for full-power digital signal transmission. We may have to undertake capital expenditures for some of our stations to modify our tower structures and to purchase studio and production equipment that can support digital format. The transition to digital television, or DTV, eventually will require consumers to purchase new televisions that are capable of receiving and displaying DTV signals, or adapters to receive DTV signals and convert them to analog signals for display on their existing receivers. Currently, very few households have either a digital television or an adapter. It is possible that most households will never make the switch to digital television. Such households would not be able to view our stations’ signals over-the-air if and when the FCC requires us to cease broadcasting analog signals. If this happens our investment in upgrading our stations to broadcast digitally will have been largely wasted with respect to such households.

In addition, digital technology could expose us to additional competition since digital technology allows broadcasting of multiple channels within the additional allocated spectrum, compared to only one channel today using analog technology. We do not know what effect this will have on the competitive landscape in our industry.

If direct broadcast satellite companies do not carry the stations that we own and operate or provide services to, we could lose revenue and audience share.

The Satellite Home Viewer Improvement Act of 1999 allows direct broadcast satellite television companies to transmit local broadcast television signals to subscribers in local markets provided that they offer to carry all local stations in that market. However, satellite providers have limited satellite capacity to deliver local station signals in local markets. Satellite providers, such as DirecTV and EchoStar, carry our and Mission’s stations in only seven of our markets: Little Rock-Pine Bluff; Wilkes Barre-Scranton; Shreveport; Ft. Wayne; Springfield; Evansville; and Champaign-Springfield-Decatur, and may choose not to carry local stations in any of our other markets. In those markets in which the satellite providers do not carry local station signals, subscribers to those satellite services will be unable to view our stations without making further arrangements, such as installing antennas and switches. Furthermore, when direct broadcast satellite companies do carry local television stations in a market, they are permitted to charge subscribers extra for such service; some subscribers may choose not to pay extra to receive local television stations. In the event subscribers to satellite services do not receive the stations that we own and operate or provide services to, we could lose audience share which would adversely affect our revenue and earnings.

Intense competition in the television industry could limit our growth and impair our ability to become profitable.

As a television broadcasting company, we face a significant level of competition, both directly and indirectly. Generally we compete for our audience against all the other leisure activities in which one could choose to engage in rather than watch television. Specifically, stations we own or provide services to compete for audience share, programming and advertising revenue with other television stations in their respective markets and with other advertising media, including newspapers, radio stations, cable television and the Internet.

The entertainment industry, and particularly the television industry, is highly competitive and is undergoing a period of consolidation. Many of our current and potential competitors have greater financial, marketing, programming and broadcasting resources than we do. The markets in which we operate are also in a constant state of change arising from, among other things, technological improvements and economic and regulatory developments. Technological innovation and the resulting proliferation of television entertainment, such as cable television, wireless cable, satellite-to-home distribution services, pay-per-view and home video and entertainment systems, have fractionalized television viewing audiences and have subjected free over-the-air television broadcast stations to increased competition. We may not be able to compete effectively or adjust our business plans to meet changing market conditions. We are unable to predict what form of competition will develop in the future, the extent of the competition or its possible effects on our businesses.

In addition, on February 19, 2002, the U.S. Court of Appeals for the D.C. Circuit directed the FCC to repeal in its entirety the local television/cable cross-ownership rule, which prohibits any cable television system from carrying the signal of any television broadcast station with a predicted service area that overlaps, in whole or in part, the cable system’s service area, if the cable system (or any of its attributable principals) has an attributable interest in the television station. As a result of such repeal, cable systems and co-located television stations now may be commonly-owned. This means that the operator of a cable system that carries one of the stations we own or provide services to could become the owner of a competing station in the market.

On June 2, 2003, the FCC eliminated its radio/television cross-ownership rule and its local television/newspaper cross-ownership rule, replacing both with a new single cross media ownership rule. Under this new rule, a daily newspaper, under certain circumstances, may be able to own a television station in the same market. This means that the owner of a local newspaper could become the owner of a competing station in the market. This rule was to become effective on September 4, 2003. However, on September 3, 2003, a three-judge panel of the U.S. Court of Appeals for the Third Circuit stayed the effectiveness of the new rule pending the outcome of the appeals to the U.S. Court of Appeals. For more information about this rule, which also remains subject to petitions for reconsideration and Congressional review and modification, see “Business—Federal Regulation of Television Broadcasting—Cross Media Ownership.”

Item 2.	Properties

We lease our primary corporate headquarters, which are located at 909 Lake Carolyn Parkway, Irving, Texas 75039 and occupy approximately 7,616 square feet. None of the individual station leases are material to our operations, and we do not anticipate difficulty in replacing those facilities or obtaining additional facilities, if needed.

Nexstar and Mission own and lease facilities in the following locations:

Station Metropolitan Area and Use	Owned or Leased	Square Footage/Acreage Approximate Size	Expiration of Lease
WBRE—Wilkes Barre-Scranton, PA
Office-Studio	100% Owned	0.80 Acres	—
Office-Studio	100% Owned	49,556 Sq. Ft.	—
Office-Studio—Williamsport Bureau	Leased	811 Sq. Ft.	Month/Month
Tower/Transmitter Site—Williamsport	33% Owned	1.33 Acres	—
Tower/Transmitter Site—Sharp Mountain	33% Owned	0.23 Acres	—
Tower/Transmitter Site—Blue Mountain	100% Owned	0.998 Acres	—
Tower/Transmitter Site—Penobscot Mountain	100% Owned	20 Acres	—

KARK—Little Rock-Pine Bluff, AR
Office-Studio	Leased	34,835 Sq. Ft.	3/31/22
Tower/Transmitter Site	100% Owned	40 Acres	—

WYOU—Wilkes Barre-Scranton, PA
Office-Studio—News Bureau/Office	Leased	6,977 Sq. Ft.	12/1/04
Sales Office	Leased	800 Sq. Ft.	10/31/04
Tower/Transmitter Site—Penobscot Mountain	100% Owned	120.33 Acres	—
Tower/Transmitter Site—Bald Mountain	100% Owned	7.2 Acres	—
Tower/Transmitter Site—Williamsport	33% Owned	1.35 Acres	—
Tower/Transmitter Site—Sharp Mountain	33% Owned	0.23 Acres	—
Tower/Transmitter Site—Stroudsburg	Leased	10,000 Sq. Ft.	Month/Month

KTAL—Shreveport, LA
Office-Studio	100% Owned	2 Acres	—
Office-Studio	100% Owned	16,000 Sq. Ft.	—
Office-Studio—Texarkana	100% Owned	7,245 Sq. Ft.	—
Office-Studio—Texarkana	100% Owned	1.687 Acres	—
Office-Studio—Texarkana	Leased	2,147 Sq. Ft.	8/31/08
Tower/Transmitter Site	100% Owned	109 Acres	—
Tower/Transmitter Site	100% Owned	2,284 Sq. Ft.	—

WROC—Rochester, NY
Office-Studio	100% Owned	3.9 Acres	—
Office-Studio	100% Owned	48,000 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	0.24 Acres	—
Tower/Transmitter Site	100% Owned	2,400 Sq. Ft.	—
Tower/Transmitter Site	50% Owned	1.90 Acres	—

WCIA/WCFN—Champaign-Springfield-Decatur, IL
Office-Studio	100% Owned	20,000 Sq. Ft.	—
Office-Studio	100% Owned	1.5 Acres	—
Office-Studio—Sales Bureau	Leased	1,600 Sq. Ft.	1/31/12
Office-Studio—News Bureau	Leased	350 Sq. Ft.	2/28/08
Office-Studio—Decatur News Bureau	Leased	300 Sq. Ft.	5/31/04
Tower/Transmitter Site—WCIA Tower	100% Owned	38.06 Acres	—
Tower/Transmitter Site—Springfield Tower	100% Owned	2.0 Acres	—
Tower/Transmitter Site—Dewitt Tower	100% Owned	1.0 Acres	—

WMBD—Peoria-Bloomington, IL
Office-Studio	100% Owned	0.556 Acres	—
Office-Studio	100% Owned	18,360 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	34.93 Acres	—
Tower/Transmitter Site	100% Owned	1.0 Acres	—

KBTV—Beaumont-Port Arthur, TX
Office-Studio	100% Owned	1.2 Acres	—
Office-Studio	100% Owned	26,160 Sq. Ft.	—
Office-Studio	Leased	8,000 Sq. Ft.	9/1/09
Tower/Transmitter Site	100% Owned	40 Acres	—

WTWO—Terre Haute, IN
Office-Studio	100% Owned	4.774 Acres	—
Office-Studio	100% Owned	17,375 Sq. Ft.	—

Station Metropolitan Area and Use	Owned or Leased	Square Footage/Acreage Approximate Size	Expiration of Lease
WJET—Erie, PA
Tower/Transmitter Site	100% Owned	2 Sq. Ft.	—

WFXP—Erie, PA
Tower/Transmitter Site	Leased	1 Sq. Ft.	6/30/04
Office-Studio	100% Owned	9.87 Acres	—
Office-Studio	100% Owned	15,533 Sq. Ft.	—

KFDX—Wichita Falls, TX—Lawton, OK
Office-Studio-Tower/Transmitter Site	100% Owned	28.06 Acres	—
Office-Studio	100% Owned	13,568 Sq. Ft.	—

KJTL—Wichita Falls, TX—Lawton, OK
Office-Studio (1)	—	—	—
Tower/Transmitter Site	Leased	40 Acres	1/30/15

KJBO-LP—Wichita Falls, TX-Lawton, OK
Office-Studio (1)	—	—	—
Tower/Transmitter Site	Leased	5 Acres	Year/Year

KSNF—Joplin, MO-Pittsburg, KS
Office-Studio	100% Owned	13.36 Acres	—
Office-Studio	100% Owned	13,169 Sq. Ft.	—
Tower/Transmitter Site	Leased	900 Sq. Ft.	10/1/05

KODE—Joplin, MO-Pittsburg, KS
Office-Studio	100% Owned	2.74 Acres	—
Tower/Transmitter Site	Leased	2 Sq. Ft.	5/1/27

KMID—Odessa-Midland, TX
Office-Studio	100% Owned	1.127 Acres	—
Office-Studio	100% Owned	14,000 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	69.87 Acres	—
Tower/Transmitter Site	100% Owned	0.322 Acres	—

KTAB—Abilene-Sweetwater, TX
Office-Studio	100% Owned	2.98 Acres	—
Office-Studio	100% Owned	14,532 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	25.55 Acres	—

KQTV—St Joseph, MO
Office-Studio	100% Owned	3 Acres	—
Office-Studio	100% Owned	15,100 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	9,360 Sq. Ft.	—

KRBC—Abilene-Sweetwater, TX
Office-Studio	100% Owned	5.42 Acres	—
Office-Studio	100% Owned	19,312 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	12.78 Acres	—

WDHN—Dothan, AL
Office-Studio—Tower/Transmitter Site	100% Owned	10 Acres	—
Office-Studio	100% Owned	7,812 Sq. Ft.	—

KSAN—San Angelo, TX
Office-Studio	Leased	3.485 Acres	4/30/06
Tower/Transmitter Site	Leased	10 Acres	5/15/09

WHAG—Washington, DC/Hagerstown, MD
Office-Studio	Leased	11,000 Sq. Ft.	4/1/06
Sales Office-Frederick	Leased	1,200 Sq. Ft.	5/31/05
Sales Office-Cumberland	Leased	1,200 Sq. Ft.	month to month
Tower/Transmitter Site	Leased	11.2 Acres	5/12/21

KOLR—Springfield, MO
Office-Studio	100% Owned	30,000 Sq. Ft.	—
Tower/Transmitter Site	Leased	0.5 Acres	5/12/21

WTVW—Evansville, IN
Office-Studio	100% Owned	1.834 Acres	—
Office-Studio	100% Owned	14,280 Sq. Ft.	—
Tower/Transmitter Site	Leased	16.36 Acres	5/11/21
Transmitter Site	Leased	1,600 Sq. Ft.	5/11/21

Station Metropolitan Area and Use	Owned or Leased	Square Footage/Acreage Approximate Size	Expiration of Lease
KDEB—Springfield, MO
Office-Studio(2)	—	—	—
Tower/Transmitter Site	100% Owned	.25 Acres	—
Tower/Transmitter Site	Leased	210 Acres	5/12/21

WFFT—Fort Wayne, IN
Office-Studio	100% Owned	29.857 Acres	—
Tower/Transmitter Site	Leased	0.5 Acres	5/12/21

KAMR—Amarillo, TX
Office-Studio	100% Owned	26,000 Sq. Ft.	—
Tower/Transmitter Site	Leased	110.2 Acres	5/12/21
Translator Site	Leased	0.5 Acres	5/31/06

KCIT/KCPN-LP—Amarillo, TX
Office Studio(3)	—	—	—
Tower/Transmitter Site	Leased	100 Acres	5/12/21
Tower/Transmitter Site—Parmer County	Leased	80 Sq. Ft.	5/31/06
Tower/Transmitter Site—Panhandle, OK	Leased	80 Sq. Ft.	9/30/03(4)

KARD—Monroe, LA
Office-Studio	100% Owned	14,450 Sq. Ft.	—
Tower/Transmitter Site	Leased	26 Acres	5/12/21
Tower/Transmitter Site	Leased	80 Sq. Ft.	3/1/05

KLBK—Lubbock, TX
Office-Studio	100% Owned	11.5 Acres	—
Tower/Transmitter Site	Leased	0.5 Acres	5/12/21

KAMC—Lubbock, TX
Office-Studio(5)	—	—	—
Tower/Transmitter Site	Leased	790 Sq. Ft.	5/12/21
Tower/Transmitter Site	Leased	4,316 Sq. Ft.	9/1/12

WFXV—Utica, NY
Office-Studio	100% Owned	.91 Acres	—
Tower/Transmitter Site—Burlington Flats	100% Owned	6.316 Acres	—
Tower/Transmitter Site	Leased	160 Sq. Ft.	9/1/14
Tower/Transmitter Site—Smith Hill	Leased	200 Sq. Ft.	10/1/07
Tower/Transmitter Site—Cassville	Leased	96 Sq. Ft.	1/12/04(4)
Tower/Transmitter Site—Burlington	Leased	6.316 Acres	9/1/06

WPNY–LP—Utica, NY
Office-Studio(6)	—	—	—

KSVI—Billings, MT
Office-Studio	100% Owned	9,700 Sq. Ft.	—
Tower/Transmitter Site	Leased	10 Acres	5/12/21
Tower/Transmitter Site	Leased	75 Sq. Ft.	month to month
Tower/Transmitter Site	Leased	75 Sq. Ft.	1/17/11
Tower/Transmitter Site	Leased	75 Sq. Ft.	12/31/22
Tower/Transmitter Site—Livingston	Leased	.5 Acres	month to month
Tower/Transmitter Site—Rapeljie	Leased	1 Acre	2/1/10
Tower/Transmitter Site—Hardin	Leased	1 Acre	12/1/04
Tower/Transmitter Site—Columbus	Leased	75 Sq. Ft.	6/1/10
Tower/Transmitter Site—Sarpy	Leased	75 Sq. Ft.	9/30/05
Tower/Transmitter Site—Rosebud	Leased	1 Acre	month to month
Tower/Transmitter Site—Miles City	Leased	.25 Acre	3/23/30
Tower/Transmitter Site—Sheridan, WY	Leased	56 Sq. Ft.	month to month
Tower/Transmitter Site—McCullough Pks, WY	Leased	75 Sq. Ft.	month to month
Tower/Transmitter Site	Leased	4 Acres	5/12/21

WQRF—Rockford, IL
Office-Studio	Leased	12,500 Sq. Ft.	12/31/04
Tower/Transmitter Site	Leased	2,000 Sq. Ft.	5/12/21

Corporate Branch Office—Terre Haute, IN	Leased	1,227 Sq. Ft.	7/31/04

Corporate Office—Irving, TX	Leased	7,616 Sq. Ft.	12/31/07

(1)	The office space and studio used by KJTL and KJBO-LP are owned by KFDX.

(2)	The office space and studio used by KDEB are owned by KOLR.

(3)	The office space and studio used by KCIT/KCPN-LP are owned by KAMR.

(4)	Renewal pending.

(5)	The office space and studio used by KAMC are owned by KLBK.

(6)	The office space and studio used by WPNY-LP are owned by WFXV.

Item 3.	Legal Proceedings

From time to time, Nexstar and Mission are involved in litigation that arises from the ordinary operations of business, such as contractual or employment disputes or other general actions. In the event of an adverse outcome of these proceedings, Nexstar and Mission believe the resulting liabilities would not have a material adverse effect on Nexstar and Mission’s financial condition or results of operations.

Item 4.	Submission Of Matters to a Vote of the Shareholder

In November 2003, Nexstar obtained written consent from its sole stockholder and parent, Nexstar Broadcasting Group, Inc., to merge with Nexstar Finance Holdings, L.L.C. as part of the corporate reorganization of its parent.

We did not submit any matter to a vote of our shareholder during the fourth quarter of 2003.

PART II

Item 5.	Market For Common Stock and Related Stockholder Matters

Market Prices; Record Holders and Dividends

As of March 9, 2004, all 1,000 shares of our common stock outstanding was held by our parent, Nexstar Broadcasting Group, Inc. Our common stock has not been registered under the Securities Exchange Act of 1934 and is not listed on any national securities exchange. All of the outstanding common stock of Nexstar Finance Holdings, Inc. is held directly by Nexstar Broadcasting Group, Inc.

The Class A common stock of our parent, Nexstar Broadcasting Group, Inc., trades on The Nasdaq Stock Market’s National Market under the symbol “NXST”. During the period from November 25, 2003 (the first day of trading in its common stock) through December 31, 2003 (the ending date of this report), the highest and lowest trading prices per share were $13.89 and $12.08, respectively.

Nexstar Broadcasting Group, Inc. has not paid and does not expect to pay any dividends or distribution on our common stock for the foreseeable future. Nexstar Broadcasting Group, Inc. currently expects to retain future earnings, if any, for use in the operation and expansion of our business. Our senior credit facilities and the indentures governing our subsidiaries’ publicly-held notes restrict our ability to pay cash dividends.

Initial Public Offering

Nexstar Broadcasting Group, Inc.’s initial public offering of 10,000,000 shares of Class A common stock was effected through a Registration Statement on Form S-1 (File No. 333-86994) that was declared effective by the Securities and Exchange Commission on November 25, 2003. On November 25, 2003, 10,000,000 of Nexstar Broadcasting Group, Inc.’s shares were sold by its selling stockholders at an initial public offering of $14.00 per share, for an aggregate offering price of approximately $140.0 million, with Banc of America Securities LLC, Bear, Stearns & Co. Inc., Lehman Brothers, UBS Investment Bank and RBC Capital Markets. Following the sale of the 10,000,000 shares the offering was terminated.

The following table describes the source and use of proceeds from Nexstar Broadcasting Group, Inc.’s initial public offering from November 25, 2003 (the effective date of the Registration) to January 5, 2004 (date of our 16% senior discount note redemption):

Proceeds from common shares sold in initial public offering		$140,000,000
Offering costs:
Underwriters’ discount and commissions	$9,800,000
All other expenses	5,011,000	14,811,000

Net offering proceeds to Nexstar Broadcasting Group, Inc		125,189,000
Repayment of Nexstar Broadcasting Group, Inc. 15% Series AA mandatorily redeemable preferred membership interests	$54,960,000
Repayment of our 16% senior discount notes due 2009	34,796,000
Success fee and related taxes to officer of the company	4,058,000	93,814,000

Remainder to cash on hand used in the December 30, 2003 Quorum merger		$31,375,000

Item 6.	Selected Financial Data

The selected historical consolidated financial data presented below for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 have been derived from our restated consolidated financial statements after giving effect to the Quorum common control merger. The following financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

On December 30, 2003, Nexstar Broadcasting Group, Inc., our parent, completed the acquisition of all the direct and indirect subsidiaries of Quorum. Quorum owned and operated 11 television stations and provided management, sales or other services to an additional five stations, primarily in medium-sized markets. The Quorum acquisition was structured as a merger of Quorum’s direct subsidiaries with and into Nexstar Broadcasting Group, Inc., our parent, and a contribution to and subsequent merger of Quorum’s indirect subsidiaries with and into Nexstar Broadcasting, Inc., our wholly-owned subsidiary. The merger constituted a tax-free reorganization and has been accounted for as a merger under common control in a manner similar to pooling of interests. Accordingly, our financial statements herein have been restated to include the financial results of all of the Quorum subsidiaries for all periods presented.

	Fiscal year Ended December 31,
	2003	2002	2001	2000	1999
	(dollars in thousands)
Statement of Operations Data:
Net broadcast revenue(1)	$193,543	$188,118	$157,800	$174,475	$141,107
Trade and barter revenue	20,789	18,159	18,919	18,140	16,345

Total net revenue	214,332	206,277	176,719	192,615	157,452
Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	60,808	53,371	46,877	43,310	38,287
Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately below)	74,437	62,112	52,895	54,215	47,598
Merger related expenses	11,754	—	—	—	—
Amortization of broadcast rights	25,894	24,689	27,157	27,708	23,715
Depreciation and amortization	45,401	44,841	60,876	50,675	52,189

Income (loss) from operations	(3,962)	21,264	(11,086)	16,707	(4,337)
Interest expense	(64,869)	(67,419)	(62,096)	(42,861)	(38,308)
Loss on extinguishment of debt	(10,767)	(227)	(1,822)	(4,508)	(3,441)
Interest income	550	150	316	309	261
Other income (expenses), net	3,860	(1,216)	(2,937)	(133)	(249)

Loss from operations before income taxes	(75,188)	(47,448)	(77,625)	(30,486)	(46,074)
Income tax (expense) benefit	12,361	(2,667)	(611)	(1,464)	(2,165)

Loss before cumulative effect of change in accounting principle and minority interest in consolidated entity	(62,827)	(50,115)	(78,236)	(31,950)	(48,239)
Cumulative effect of change in accounting principle, net of tax	(2,577)	(43,470)	—	—	—
Minority interest of consolidated entity	786	—	—	—	—

Net loss	$(64,618)	$(93,585)	$(78,236)	$(31,950)	$(48,239)

Other comprehensive loss:
Cumulative effect of change in accounting principle	$—	$—	$(241)	$—	$—
Change in market value of derivative instrument	—	3,731	(3,490)	—	—

Net loss and other comprehensive loss	$(64,618)	$(89,854)	$(81,967)	$(31,950)	$(48,239)

Balance Sheet Data (end of period):
Cash and cash equivalents	$10,621	$29,133	$7,709	$6,486	$4,914
Working capital (deficit)	20,170	26,114	26,609	(29,913)	(8,359)
Net intangible assets and goodwill	538,113	433,485	489,064	413,707	411,612
Total assets	730,853	615,491	668,287	598,285	593,250
Total debt (2)	598,938	471,280	453,010	405,276	429,211
Total member’s interest (deficit) or stockholder’s equity	6,903	(36,002)	56,412	51,575	87,164
Cash Flow Data:
Net cash provided by (used for):
Operating activities	$(907)	$28,696	$(13,042)	$24,036	$10,535
Investing activities	(124,411)	(20,312)	(100,731)	(55,788)	(155,916)
Financing activities	104,992	13,040	114,996	33,324	142,001
Other Financial Data:
Capital expenditures, net	$10,294	$10,442	$(13,794)	$10,182	$17,189
Cash payments for broadcast rights	12,395	11,932	11,810	13,049	10,478

(1)	Net broadcast revenue is defined as revenue net of agency and national representative commissions, excluding trade and barter revenue.

(2)	Excludes Nexstar’s guaranty of a $3.0 million loan for a related party. The loan was repaid in December 2003 and the guaranty was terminated.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with Item 6. “Selected Financial Data” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections or expectations of earnings, revenue, financial performance, liquidity and capital resources or other financial items; any assumptions or projections about the television broadcasting industry; any statements of our plans, strategies and objectives for our future operations, performance, liquidity and capital resources or other financial items; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and other similar words.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ from this projection or assumption in any of our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties discussed elsewhere in the Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission. The forward-looking statements made in this Annual Report on Form 10-K are made only as of the date hereof, and, unless required by law, we do not have or undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances.

On December 30, 2003, Nexstar Broadcasting Group, Inc., our parent, completed the acquisition of all the direct and indirect subsidiaries of Quorum Broadcast Holdings, LLC. (“Quorum”). Quorum owned and operated 11 television stations and provided management, sales or other services to an additional five stations, primarily in medium-sized markets. The Quorum acquisition was structured as a merger of Quorum’s direct subsidiaries with and into Nexstar Broadcasting Group, Inc., our parent, and a contribution to and subsequent merger of Quorum’s indirect subsidiaries with and into Nexstar Broadcasting, Inc., our wholly-owned subsidiary. The merger constituted a tax-free reorganization and has been accounted for as a merger under common control in a manner similar to pooling of interests. Accordingly, our financial statements herein have been restated to include the financial results of all of the Quorum subsidiaries for all periods presented. Common control exists because ABRY, Partners, LLC, Nexstar Broadcasting Group, Inc.’s principal stockholder, through its various funds both before and after the merger holds more than 50% of the voting ownership of both Nexstar and Quorum. This conclusion is based on the guidance in Financial Account Standards Board (“FASB”) Statement No. 141 “Business Combinations” and EITF 02-05 “Definition of ‘Common Control’ in relation to FASB No. 141.”

Additionally, on December 30, 2003, Mission completed the merger of VHR Broadcasting, Inc. and its subsidiaries (“VHR”) and the merger of Mission Broadcasting of Amarillo, Inc. (“Mission of Amarillo”). Prior to December 30, 2003, Quorum provided management, sales or other services under local services agreements with VHR and Mission of Amarillo that were substantially similar to Nexstar’s local service agreements with Mission. Upon the completion of the Quorum acquisition and Mission mergers, Nexstar became a party to these local service agreements as successor to the Quorum subsidiaries and Mission became a party to such agreements as the successor the VHR and Mission of Amarillo.

We make references throughout our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to comparisons on a “same station basis” in order to provide a more meaningful comparison of annual growth from internal operations which may be masked by growth from acquisitions. These comparisons refer to stations that we have owned or provided services to at the beginning and end of a particular period. In particular, references to a comparison on a same station basis for the year ended December 31, 2003 versus the year ended December 31, 2002 include the following stations: WYOU, KQTV, WTWO, WBRE, KFDX, KSNF, KBTV, WJET, WFXP, WROC, KJTL, KJBO-LP, KTAB, KMID, KTAL, WCIA, WMBD, WYZZ, KODE, WHAG, KDEB, WFFT, KAMR, WQRF, KARD, KLBK, WFXV, WPNY-LP, KSVI, WTVW, KOLR, KCIT, KCPN-LP, KAMC and KHMT. References to a comparison on a same station basis for the year ended December 31, 2002 versus the year ended December 31, 2001 include the following stations: WYOU, KQTV, WTWO, WBRE, KFDX, KSNF, KBTV, WJET, WFXP, WROC, KJTL, KJBO-LP, KTAB, KMID, KTAL, WCIA, WMBD, WHAG, KDEB, WFFT, KAMR, WQRF, KARD, KLBK, WFXV, WPNY-LP, KSVI, WTVW, KOLR, KCIT, KCPN-LP, KAMC and KHMT.

Introduction

We own and operate 27 television stations. Through various local service agreements with Mission Broadcasting, Inc. (“Mission”), we provide various management, sales or other services to additional television stations. Mission is 100% owned by an independent third party. Mission owns and operates the following television stations: WYOU, WFXP, KODE, KJTL, KJBO-LP, KRBC, KSAN (formerly KACB), KOLR, KCIT, KCPN-LP, KAMC and KHMT. Mission also programs WBAK pursuant to a time brokerage agreement, pending Mission’s acquisition of WBAK from Bahakel Communications, which is expected to close in the second quarter of 2004. We do not own Mission or its television stations. In order for both us and Mission to continue to comply with FCC regulations, Mission must maintain complete responsibility for and control over programming, finances, personnel and operations of its stations. However, as a result of our guarantee of Mission’s debt and our arrangements under the local service agreements and purchase option agreements with Mission, we are deemed under U.S. generally accepted accounting principles (“U.S. GAAP”) to have a controlling financial interest in Mission. Additionally, we have evaluated the impact of accounting for Mission under Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51” (“FIN No. 46”) and have determined that we will be required to continue consolidating Mission’s financial position, results of operations and cash flows under U.S. GAAP.

Nexstar’s ability to receive cash from Mission is governed by the following local service agreements:

•	We have a time brokerage agreement (“TBA”) with each of WFXP and KHMT, which allows us to program most of each station’s broadcast time, sell each station’s advertising time and retain the advertising revenue generated by WFXP and KHMT in exchange for monthly payments to Mission.

•	We have shared services agreements (“SSA”) with each of KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC and WBAK, which allows the sharing of services, including news production, technical maintenance and security, in exchange for our right to receive certain payments from Mission as described in the SSA. Through a joint sales agreement (“JSA”), we have also acquired the rights to sell and receive the revenue from the advertising time on KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC and WBAK in return for monthly payments to Mission. The arrangements under these agreements have had the effect of us receiving substantially all of the available cash, after payment of debt service costs, generated by KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC and WBAK. We anticipate that we will continue to receive substantially all of the available cash, after payment of debt service costs, generated by KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC and WBAK under these agreements.

•	We have SSAs with each of WYOU, KODE, KRBC and KSAN, which have terms substantially similar to the terms of the SSA and JSA, as applicable, with KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC and WBAK.

•	We have JSAs with each of WYOU, KODE, KRBC and KSAN, the terms of which will begin only at the later of (a) the 10th day after our written notice to Mission and (b) the satisfaction of requirements, if any, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The terms of these JSAs are substantially similar to the terms of our JSAs with KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC and WBAK.

For more information about our local service agreements with Mission, see Note 4 to the Consolidated Financial Statements.

In addition to providing certain services to Mission’s television stations, we also guarantee Mission’s bank debt. Similarly, Mission is a guarantor of the senior credit facilities entered into and the senior subordinated notes issued by Nexstar.

The shareholder of Mission has granted to Nexstar a purchase option to acquire the assets and liabilities of each Mission station for consideration equal to the greater of (1) seven times the station’s broadcast cash flow as defined in the option agreement less the amount of its indebtedness as defined in the option agreement or (2) the amount of its indebtedness. These option agreements are freely exercisable or assignable by us without consent or approval by the shareholder of Mission.

Nexstar does not own Mission or Mission’s television stations. However, as a result of Nexstar’s guarantee of Mission’s debt and our arrangements under the local service arrangements and purchase option agreements with Mission, Nexstar is deemed under U.S. GAAP to have a controlling financial interest in Mission while complying with the FCC’s rules regarding ownership limits in television markets. In order for both Nexstar and Mission to continue to comply with FCC regulations, Mission must maintain complete responsibility for and control over programming, finances, personnel and operations of its stations. As a result of Nexstar’s controlling financial interest in Mission under U.S. GAAP and in order to present fairly our financial position, results of operations and cash flows, we consolidate the financial position, results of operations and cash flows of Mission as if it were a wholly-owned entity. Nexstar believes this presentation is meaningful for understanding Nexstar’s financial performance. As discussed above, Nexstar has considered the method of accounting under FIN No. 46 and has determined that Nexstar will be required to continue consolidating Mission’s financial position, results of operations and cash flows. Therefore, the following discussion of Nexstar’s financial position and results of operations includes Mission’s financial position and results of operations.

In addition to Nexstar’s agreements with Mission, pursuant to an outsourcing agreement with a subsidiary of Sinclair Broadcast Group, Inc. (“Sinclair”) that became effective December 1, 2001, Nexstar provides engineering, production, sales and administrative services for WYZZ, the Fox affiliate in the Peoria-Bloomington, Illinois market. The parties share the combined broadcast cash flow (as defined in the outsourcing agreement) generated by WYZZ and Nexstar-owned, WMBD. The outsourcing agreement expires in December 2008, but at any time it may be canceled by either party upon 180 days written notice. Nexstar evaluated the arrangement under FIN No. 46 and determined that it is not the primary beneficiary of WYZZ.

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

Each of our stations and the stations we provide services to, except for KCPN-LP, has a network affiliation agreement pursuant to which the network provides programming to the station during specified time periods, including prime time. Each of NBC, CBS and ABC compensates the affiliated stations for distributing the network’s programming over the air and for allowing the network to keep a portion of advertising inventory during those time periods. The affiliation agreements with Fox and UPN do not provide for compensation. Each station acquires licenses to broadcast programming in non-news and non-network time periods. The licenses are either purchased from a program distributor for cash and/or the program distributor is allowed to sell some of the advertising inventory as compensation to eliminate or reduce the cash cost for the license. The latter practice is referred to as barter broadcast rights. The station records the estimated fair market value of the licenses, including any advertising inventory given to the program distributor, as a broadcast right asset and liability. The assets are amortized as a component of amortization of broadcast rights. Amortization is computed using the straight-line method based on the license period or usage, whichever is greater. The cash broadcast rights liabilities are reduced by monthly payments while the barter liability is amortized over the life of the contract as a component of trade and barter revenue.

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

Most advertising contracts are short-term and generally run for a few weeks. Excluding political revenue, 67.7% and 67.9% of Nexstar and Mission’s spot revenue for the years ended December 31, 2002 and December 31, 2003, respectively, was generated from local advertising. The remainder of Nexstar and Mission’s advertising revenue represents inventory sold for national or political advertising. Each station has an agreement with a national representative firm that provides for representation outside the particular station’s market. National commission rates vary within the industry and are governed by each station’s agreement. All national and political revenue is derived from advertisements placed by advertising agencies. The agencies receive a commission rate of 15.0% of the gross amount of advertising schedules placed by them. While the majority of local spot revenue is placed by local agencies, some advertisers place their schedules directly with the stations’ local sales staff, thereby eliminating the agency commission.

The advertising revenue of Nexstar and Mission’s stations is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even-numbered years resulting from political advertising and advertising aired during the Olympic Games.

Industry Trends

The U.S. advertising market experienced a slowdown during 2003, partially due to nominal political activity, as evidenced by a 2.3% decrease in market time sales for television as reported by the Television Bureau of Advertising. In addition to the reduced political activity, the result of the war in Iraq, which began in the first quarter of 2003, had a negative effect on advertising sales. The market began to stabilize and showed signs of recovery towards the end of the year and we believe that the recovery will continue in 2004.

Also, political revenue is a factor when comparing our results for the three-year period. During an election year, political revenue makes up a significant portion of the increase in revenue in that year. Our 2002 results include the impact of additional advertising related to regional elections for governorships and congressional seats. Since 2004 is a presidential election year and political revenue during a presidential election year are generally higher than during a non-presidential election year, we expect a large percentage of our revenue growth in 2004 to be attributable to political revenue.

Acquisitions and Station Agreements

The acquisitions and local service agreements described below, which were entered into by Nexstar and Mission during the fiscal years ended December 31, 2001, 2002 and 2003 affect the year-to-year comparability of the operating results discussed below:

•	In January 2001, Nexstar acquired substantially all of the assets of WCIA/WCFN and WMBD for approximately $108.0 million. At the time of the purchase, WCIA/WCFN was the CBS affiliate in the Champaign-Springfield-Decatur, Illinois market. On April 2, 2002, we converted WCFN from a satellite station of WCIA to a UPN-affiliated station. WMBD is the CBS affiliate in the Peoria-Bloomington, Illinois market.

•

In December 2001, Mission entered into a purchase agreement and a TBA with GOCOM Broadcasting of Joplin, L.L.C. (a subsidiary of the company now known as Piedmont Holdings, LLC) with regard to KODE, the ABC affiliate in the Joplin, Missouri-Pittsburg, Kansas market. Pursuant to the TBA, Mission was allowed to program most of the station’s broadcast time, sell the station’s advertising time and retain the advertising revenue in consideration for a monthly fee. In September 2002, Mission acquired certain of the assets of KODE for $14.0 million. On April 1, 2002, Nexstar entered into an SSA with Mission to provide news production, technical maintenance and security for KODE, in exchange for monthly fees paid to us. The services provided by us resulted in higher miscellaneous revenue and operating expenses for Nexstar-owned KSNF, the station providing the services.

•	In December 2001, Nexstar entered into an outsourcing agreement with a subsidiary of Sinclair Broadcast Group, Inc. to provide certain engineering, production, sales and administrative services for WYZZ, the Fox affiliate in the Peoria-Bloomington, Illinois market. Pursuant to this agreement, the parties share the combined broadcast cash flow generated by WYZZ and Nexstar-owned WMBD.

•	On April 1, 2002, Nexstar converted WCFN from a satellite station of WCIA to a UPN-affiliated station. As a result, WCFN became a full-power station capable of generating revenue of its own. For discussion purposes on a same station basis, Nexstar has excluded WCFN’s revenue and expenses.

•	On December 13, 2002, Mission entered into a purchase agreement and local marketing agreement with LIN Television Corporation and two of its subsidiaries, with regard to KRBC, the NBC affiliate in Abilene-Sweetwater, Texas, and KSAN, the NBC affiliate in San Angelo, Texas, which was known as KACB until October 30, 2003. Operations under the local marketing agreement commenced on January 1, 2003. Mission purchased substantially all of the assets of the stations for $10.0 million on June 13, 2003. Upon the closing of the acquisition, Mission entered into an SSA with Nexstar pursuant to which Nexstar-owned KTAB provides news production, technical maintenance and security for KRBC and KSAN.

•	On December 30, 2002, Nexstar entered into a purchase agreement and TBAs with two subsidiaries of Morris Multimedia, Inc., with regard to KARK, the NBC affiliate in Little Rock-Pine Bluff, Arkansas, and WDHN, the ABC affiliate in Dothan, Alabama. Operations under the TBAs commenced on February 1, 2003. On August 1, 2003, Nexstar completed the acquisition of the stations for total consideration of $91.5 million.

•	On May 9, 2003, Mission entered into a purchase agreement and a TBA with Bahakel Communications and certain of its subsidiaries, the current owner of WBAK, the Fox affiliate in Terre Haute, Indiana. Operations under the TBA commenced on May 9, 2003 and will terminate upon the purchase of the station. Mission will purchase substantially all of the assets of WBAK for $3.0 million. Pursuant to the terms of the purchase agreement, on May 9, 2003, Mission made a down payment of $1.5 million against the purchase price, which was funded from Mission’s senior credit facilities. Additionally, Mission entered into an SSA with Nexstar, effective May 9, 2003, as amended, whereby Nexstar-owned WTWO may provide certain services to WBAK, including news production, technical maintenance and security in exchange for monthly payments from Mission. We also entered into a JSA, effective May 9, 2003, as amended, whereby Nexstar-owned WTWO purchases all of the advertising time on WBAK and retains the advertising revenue in return for payments to Mission. The transaction is expected to close in the second quarter of 2004. Mission has evaluated its arrangement with Bahakel Communications under FIN No. 46 and has determined that it is the primary beneficiary of WBAK. Mission has therefore consolidated the financial position and results of operations of WBAK since May 9, 2003.

•	On September 12, 2003, Nexstar Broadcasting Group, L.L.C. (“Nexstar Group”), signed a definitive agreement to acquire all of the subsidiaries of Quorum Broadcast Holdings, LLC (“Quorum”). Quorum owned and operated 11 television stations and provided management, sales or other services to an additional five stations, primarily in medium-sized markets. On the same date, Nexstar Group also entered into a management and consulting services agreement with Quorum pursuant to which Nexstar Group performed certain management functions pending completion of the purchase. Nexstar Group received no compensation under the management agreement. Nexstar Group was, however, reimbursed for any expenses incurred. On December 30, 2003, Nexstar Broadcasting Group, Inc. (Nexstar Group merged into Nexstar Broadcasting Group, Inc. on November 28, 2003) completed the acquisition of the Quorum subsidiaries. The Quorum acquisition was structured as a merger of Quorum’s direct subsidiaries with and into Nexstar Broadcasting Group, Inc., our parent, and a contribution to and subsequent merger of Quorum’s indirect subsidiaries with and into Nexstar Broadcasting, Inc., our wholly-owned subsidiary. The consideration for the merger consisted of a combination of cash, shares of Nexstar Broadcasting Group, Inc.’s common stock and the assumption of debt.

•	On October 13, 2003, Nexstar entered into an agreement to acquire substantially all of the assets of KPOM/KFAA, the NBC affiliate in Fort Smith-Fayetteville-Springdale-Rogers, Arkansas, from J.D.G. Television, Inc. for $17.0 million. Operations under a TBA between us and J.D.G. Television, Inc. began on October 16, 2003. Pursuant to the terms of the purchase agreement, we made a down payment of $10.0 million against the purchase price on October 16, 2003, which was funded from available cash. The acquisition is expected to close in the third quarter of 2004, subject to FCC consent. Nexstar has evaluated its arrangement with J.D.G. Television, Inc. under FIN No. 46 and has determined that it is the primary beneficiary of KPOM/KFAA. Nexstar has therefore consolidated the financial position and results of operations of KPOM/KFAA since October 13, 2003.

•	On December 17, 2003, Mission entered into an agreement to acquire substantially all of the assets of WUTR, the ABC affiliate in Utica, New York, from a subsidiary of Clear Channel Communications for $3.7 million. Pursuant to the terms of the purchase agreement, Mission set aside $0.8 million against the purchase price in a restricted cash account, which was funded with borrowings under Mission’s senior credit facilities. The acquisition is expected to close in the second quarter of 2004. Upon the closing of the acquisition, we will enter into local service agreements with Mission to provide services to WUTR.

Recent Developments

New Credit Facilities

On February 13, 2003, Nexstar Broadcasting, Inc. (“Nexstar Broadcasting”), our wholly-owned subsidiary formerly knows as Nexstar Finance, Inc., and Mission obtained new senior credit facilities. The facilities were $185.0 million in term loans (Nexstar Broadcasting—$130.0 million and Mission—$55.0 million) and $80.0 million in revolving loans (Nexstar Broadcasting—$50.0 million and Mission—$30.0 million). Nexstar Broadcasting and Mission used the proceeds from the term loans to refinance the then existing senior credit facilities. The term loans amortize at 1% annually in years 2004 through 2009, with the remaining 94% due in 2010. The revolving loans mature on December 31, 2009. The refinancing of the existing senior credit facilities resulted in the write off during the first quarter of 2003 of $5.8 million of certain debt financing costs capitalized at December 31, 2002.

New Senior Discount Notes

On March 27, 2003, Nexstar issued $130.0 million principal amount at maturity of senior discount notes (the “new discount notes”) at a price of 57.442%. The new discount notes mature on April 1, 2013. Each new discount note will have an accreted value at maturity of $1,000. The new discount notes will not begin to accrue cash interest until April 1, 2008 with payments to be made every six months in arrears on April 1 and October 1. They are general unsecured senior obligations effectively subordinated to all of Nexstar Broadcasting’s senior secured debt and are structurally subordinated to Nexstar Broadcasting’s notes.

The Quorum Acquisition

On September 12, 2003, Nexstar Group, our parent’s predecessor, signed a definitive agreement to acquire all of the subsidiaries of Quorum. Quorum owned and operated 11 television stations and provided management, sales or other services to an additional five stations, primarily in medium-sized markets. On the same date, Nexstar Group also entered into a management and consulting services agreement with Quorum pursuant to which Nexstar Group performed certain management functions pending completion of the purchase. Nexstar Group received no compensation under the management agreement. Nexstar Group was, however, reimbursed for any expenses incurred. On December 30, 2003, Nexstar Broadcasting Group, Inc. (Nexstar Group merged into Nexstar Broadcasting Group, Inc. on November 28, 2003) completed the acquisition of the Quorum subsidiaries. The Quorum acquisition was structured as a merger of Quorum’s direct subsidiaries with and into Nexstar Broadcasting Group, Inc., our parent, and a contribution to and subsequent merger of Quorum’s indirect subsidiaries with and into Nexstar Broadcasting, Inc., our wholly-owned subsidiary. The consideration for the merger consisted of a combination of cash, shares of Nexstar Broadcasting Group, Inc.’s common stock and the assumption of debt.

KPOM/KFAA Acquisition

On October 13, 2003, Nexstar Broadcasting entered into an agreement to acquire substantially all of the assets of KPOM/KFAA, the NBC affiliate in Fort Smith-Fayetteville-Springdale-Rogers, Arkansas, from J.D.G. Television, Inc. for $17.0 million. Operations under a TBA between us and J.D.G. Television, Inc. began on October 16, 2003. Accordingly when we discuss the number of stations to which we currently provide services, we have included station KPOM/KFAA. Pursuant to the terms of the purchase agreement, we made a down payment of $10.0 million against the purchase price, which was funded from available cash. The acquisition is expected to close in the third quarter of 2004, subject to FCC consent.

Initial Public Offering and Corporate Reorganization

On November 28, 2003, Nexstar Broadcasting Group, Inc., our parent, completed an initial public offering of 10,000,000 shares of its Class A common stock. Concurrently with its initial public offering, Nexstar Broadcasting Group, Inc. completed a corporate reorganization whereby its predecessor, Nexstar Group, and certain direct and indirect subsidiaries of Nexstar Group, merged with and into Nexstar Broadcasting Group, Inc. As part of this corporate reorganization, our former parent, Nexstar Finance Holdings, L.L.C., merged with and into us.

WUTR Acquisition

On December 17, 2003, Mission entered into an agreement to acquire substantially all of the assets of WUTR, the ABC affiliate in Utica, New York, from a subsidiary of Clear Channel Communications for $3.7 million. Pursuant to the terms of the purchase agreement, Mission set aside $0.8 million against the purchase price in a restricted cash account, which was funded with borrowings under Mission’s senior credit facilities. Mission has received FCC consent and the acquisition is expected to close in the second quarter of 2004. Upon the closing of the acquisition, we will enter into local service agreements with Mission to provide services to WUTR.

New Senior Subordinated Notes

On December 30, 2003, Nexstar Broadcasting, our wholly-owned subsidiary, issued $125.0 million of 7% senior subordinated notes (the “7% notes”) at par. The 7% notes mature on January 15, 2014. Interest is payable every six months in arrears on January 15 and July 15, commencing on July 15, 2004. The 7% notes are guaranteed by all of the domestic existing and future restricted subsidiaries of Nexstar Broadcasting and by Mission. They are general unsecured senior subordinated obligations. The 7% notes are redeemable on or after January 15, 2009, at declining premiums, and Nexstar may redeem, at a premium, up to 35.0% of the aggregate principal amount of the notes before January 15, 2007 with the net cash proceeds from qualified equity offerings. The 7% notes are not redeemable by either the issuer or the note holder between April 1, 2004 and March 31, 2005. The proceeds of the offering were used to finance the Quorum acquisition.

Amended Credit Facilities

On December 30, 2003, Nexstar Broadcasting and Mission amended their senior secured credit facilities. The new facilities consist of a $195.0 million term loan (Nexstar Broadcasting—$55.0 million and Mission—$140.0 million) and an $80.0 million revolver (Nexstar Broadcasting—$50.0 million and Mission—$30.0 million). Nexstar Broadcasting and Mission used the proceeds to refinance their existing senior secured credit facilities, pay for related debt financing costs and finance the Quorum, Mission of Amarillo and VHR mergers, including the refinancing of all the debt of Quorum’s subsidiaries. The amendments to the Nexstar Broadcasting and Mission senior secured credit facilities resulted in the write off of $3.0 million of debt financing costs during the fourth quarter of 2003.

Capital Contributions/Distributions

In March 2002, we made a $1.4 million distribution to our parent company, Nexstar Broadcasting Group, Inc. In March 2003, we made a $1.5 million distribution to our parent company, Nexstar Broadcasting Group, Inc. Additionally, in December 2003, Nexstar received a capital contribution of $72.8 million consisting of part of the net proceeds from the issuance of common stock by Nexstar Broadcasting Group, Inc.

WTVW

Quorum entered into a purchase and sale agreement on April 1, 2003 to sell WTVW, the Fox affiliate in Evansville, Indiana, to GNS Media Evansville, Inc. (“GNS Media”) pending FCC approval. The FCC approval process was completed prior to December 31, 2003 and the closing date set in January 2004. In January 2004, prior to the closing of the sale, GNS Media attempted to terminate the agreement and refused to acquire the station. Nexstar does not believe that GNS Media was entitled to terminate the agreement and is continuing to discuss a settlement of its claim against GNS Media and its proposed LSA partner Liberty Corporation.

Historical Performance

Revenue

The following table sets forth the principal types of revenue received by our stations for the periods indicated and each type of revenue (other than trade and barter) as a percentage of total gross revenue, as well as agency and national sales representative commissions:

	Year Ended December 31,
	2003		2002		2001
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Local	$138,289	62.2	$118,739	54.4	$108,763	59.8
National	65,481	29.4	56,675	25.9	56,833	31.3
Political	4,372	2.0	29,109	13.3	2,197	1.2
Network compensation	8,329	3.7	8,250	3.8	9,388	5.2
Other	5,956	2.7	5,628	2.6	4,622	2.5

Total gross revenue	222,427	100.0	218,401	100.0	181,803	100.0
Less: Agency and national representative commissions	28,884	13.0	30,283	13.9	24,003	13.2

Net broadcast revenue	193,543	87.0	188,118	86.1	157,800	86.8
Trade and barter revenue	20,789		18,159		18,919

Total net revenue	$214,332		$206,277		$176,719

Results of Operations

The following table sets forth a summary of our operations for the periods indicated and their percentages of total net revenue:

	Year Ended December 31,
	2003		2002		2001
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Total net revenue	$214,332	100.0	$206,277	100.0	$176,719	100.0
Operating expenses:
Corporate expenses	12,607	5.9	9,934	4.8	7,415	4.2
Station direct operating expenses, net of trade	54,310	25.3	47,494	23.0	42,494	24.0
Selling, general and administrative expenses	61,830	28.8	52,177	25.3	45,489	25.7
Merger related expenses	11,754	5.5	—	—	—	—
Trade and barter expense	20,576	9.6	18,511	9.0	19,188	10.9
Depreciation and amortization	45,401	21.2	44,841	21.7	60,876	34.4
Amortization of broadcast rights, excluding barter	11,816	5.5	12,056	5.9	12,343	7.0

Income (loss) from operations	$(3,962)		$21,264		$(11,086)

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002.

Net broadcast revenue for the year ended December 31, 2003 was $193.5 million, an increase of $5.4 million, compared to $188.1 million for the year ended December 31, 2002. An increase in net broadcast revenue of $21.4 million was attributed to stations for which a local service arrangement was entered into after January 1, 2002 and WCFN. On a same station basis, net broadcast revenue for the year ended December 31, 2003 was $171.9 million as compared to $187.9 million for the year ended December 31, 2002, a decrease of 8.5%, or $16.0 million. Of this decrease, $21.0 million was attributed to a decline in political revenue resulting from a lack of election campaigns in most of our markets in 2003, offset, in part, by increases in local demand of $3.4 million and national revenue of $1.7 million on a same station basis. The largest increases in non-political advertising revenue were incurred in the automotive, furniture and financial services categories, offset by a decline in the restaurant category. In March 2003, cancellations and modifications of advertising schedules were experienced as a result of the news coverage of the war in Iraq. Higher advertising revenue during even numbered years is expected as a result of revenue associated with the Olympic Games and political campaigns and lower advertising revenue during the odd-numbered years without Olympic Games and with nominal political activity.

Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses, net of trade, for the year ended December 31, 2003 were $116.1 million, compared to $99.7 million for the comparable period in 2002, an increase of $16.4 million. Of the $16.4 million increase, $13.0 million was attributed to stations for which a local service arrangement was entered into after January 1, 2002 and WCFN, offset by $3.4 million related to increases in direct operating expenses at stations owned longer than one year. On a same station basis, station direct operating expenses and selling, general and administrative expenses, net of trade, for the year ended December 31, 2003 were $102.3 million as compared to $98.9 million for the year ended December 31, 2002, an increase of 3.4%, or $3.4 million. This increase resulted primarily from a payment and related taxes of $4.1 million made to Perry A. Sook, our President and Chief Executive Officer, in connection with the initial public offering, which was used by Mr. Sook to repay a loan guaranteed by Nexstar. This increase was partially offset by reduced payments under an outsourcing arrangement and a lower incurrence of health claims during the year ended December 31, 2003. In the first quarter of 2002, we made a non-recurring transfer tax payment of $0.2 million.

Merger related expenses include costs to acquire the Quorum stations (accounted for as a merger under common control in a manner similar to pooling of interests). The merger related expenses consist primarily of severance costs (including $7.8 million paid to Quorum’s former management team) termination of contracts, among others, for Quorum’s traffic systems, Nielsen rating services, website management, and professional fees, primarily legal and accounting.

Corporate expenses, related to costs associated with the centralized management of Nexstar and Mission’s stations, for the year ended December 31, 2003 were $12.6 million (consisting of $6.9 million at Nexstar and $5.7 million at Quorum), compared to $9.9 million for the year ended December 31, 2002, an increase of $2.7 million. The increase was primarily attributed to increases in personnel costs and professional services.

Amortization of broadcast rights, excluding barter, for the year ended December 31, 2003 was $11.8 million, compared to $12.1 million for the year ended December 31, 2002, a decrease of $0.3 million.

Depreciation of property and equipment was $20.5 million for the year ended December 31, 2003, compared with $23.1 million for the comparable period in 2002, a decrease of $2.6 million. The decrease in depreciation was attributed to the curtailment of depreciation on certain assets that became fully depreciated as December 31, 2002. The stations for which a local service arrangement was entered into after January 1, 2002 and WCFN had no material effect on depreciation.

The amortization of intangibles was $24.9 million for the year ended December 31, 2003, compared to $21.8 million for the same period in 2002, an increase of $3.1 million. The increase in amortization was attributed to the amortization of intangible assets resulting from the following acquisitions: KODE, KRBC, KSAN, KARK and WDHN.

Loss from operations for the year ended December 31, 2003 was $4.0 million as compared to income from operations of $21.3 million for the year ended December 31, 2002, a decrease of $25.3 million. Income from operations in the amount of $3.9 million was attributed to stations for which a local service arrangement was entered into after January 1, 2002 and WCFN. On a same station basis, loss from operations for the year ended December 31, 2003 was $7.0 million as compared to income from operations of $22.2 million for the year ended December 31, 2002. The $29.2 million decrease in income from operations is primarily attributed to the incurrence of $11.8 million of merger related expenses and a decrease in net revenue as described above.

The change in market values of Nexstar and Mission’s derivative instruments and the marking-to-market of those interest rate swap agreements resulted in recognition of $3.7 million in other income for the year ended December 31, 2003 as compared to a loss of $1.3 million recognized in other expenses for the year ended December 31, 2002. The change was due to a fluctuation in market interest rates. At December 31, 2003, we had in effect one interest rate swap agreement, with a notional amount of $93.3 million. This agreement expires on December 31, 2004. The net fair value of the agreement representing the cash we would pay to settle the agreement was approximately $3.3 million at December 31, 2003. Prior marking-to-market of this derivative had resulted in the recognition of the $3.3 million as expense in previous periods, and will be recognized as income in 2004 as the agreement reaches termination.

Interest expense, including amortization of debt financing costs, for the year ended December 31, 2003 was $64.9 million, compared to $67.4 million for the same period in 2002, a decrease of $2.5 million. The decrease in interest expense was primarily attributable to a non-cash charge of approximately $5.3 million in 2002 related to the beneficial conversion feature associated with Quorum’s convertible subordinated promissory note which converted into preferred units on November 4, 2002, along with an overall decline in interest rates and average balances outstanding on the senior credit facilities during 2003. This decrease was partially offset by the redemption of Quorum’s senior discount notes including the associated call premium and acceleration of amortization which added an additional $6.7 million to interest expense in 2003 and the issuance of the 11 3/8% senior discount notes in March 2003. In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This statement addresses financial accounting and reporting for financial instruments with characteristics of both liabilities and equity and is effective at the beginning of the first interim period beginning after June 12, 2003, with the exception of certain provisions which the FASB has deferred. On adoption of the standard on July 1, 2003, we reclassified certain redeemable preferred and common units as a liability and recorded $2.6 million as a cumulative effect of change in accounting principle. Additionally, for the six months ended December 31, 2003, we were required to record the change in fair value of the liability as interest, resulting in an adjustment to interest expense of $0.5 million.

Loss on extinguishment of debt for the year ended December 31, 2003 was $10.8 million, compared to $0.2 million for the same period in 2002, an increase of $10.6 million. The increase in loss on extinguishment of debt was primarily attributable to the refinancing of the predecessor senior credit facilities which resulted in the write off during the first quarter of 2003 of $5.8 million of certain debt financing costs capitalized at December 31, 2002 and the amending of the senior credit facilities which resulted in the write off of $3.1 million of debt financing costs during the fourth quarter of 2003. Additionally, the repayment of the Quorum credit facilities on December 30, 2003 resulted in the write off of $1.8 million of capitalized debt financing costs.

During the first quarter of 2002, a write-down of $43.5 million, net of taxes, related to the impairment of goodwill and FCC licenses was incurred at seven of Nexstar and Mission’s stations. The write-down was the result of adopting Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) on January 1, 2002 and was accounted for as a cumulative effect of change in accounting principle. We completed our annual test for impairment of goodwill and FCC licenses as of December 31, 2003 with no impairment resulting from our testing.

Nexstar recognized an income tax benefit in 2003 of $12.4 million, compared to tax expense of $2.7 million in 2002. Prior to its reorganization, Nexstar’s predecessor and most of its subsidiaries were taxed as a partnership. Subsidiaries purchased in stock transactions prior to the reorganization remained separate taxable entities with these purchases creating tax liabilities due to the temporary differences between the carrying amounts and tax basis of assets and liabilities. As a result of the reorganization, all of the subsidiaries now reside in a single taxable entity, allowing the assets and liabilities giving rise to deferred taxes the ability to offset. The offset allows Nexstar to reduce the valuation allowance in 2003. The tax benefit exceeded the deferred tax expense resulting in a $12.4 million benefit. The $2.7 million of expense in 2002 was primarily the result of the deferred liability resulting from the impairment loss on intangibles of $43.5 million.

During the third quarter of 2003, Nexstar and Mission recorded a cumulative effect of a change in accounting principle of $2.6 million as a result of the net decrease in the fair value of units subject to mandatory redemption pursuant to the adoption of SFAS No. 150.

The minority interest in consolidated entity of $0.8 million for the year ended December 31, 2003 relates to the recognition of $0.8 million of expenses due to the application of FIN No. 46 as it pertains to the local service arrangements Mission has with WBAK and we have with KPOM/KFAA (see Note 4 of the consolidated financial statements).

As a result of the factors discussed above, Nexstar and Mission’s net loss was $64.6 million for the year ended December 31, 2003, compared to $93.6 million for the same period in 2002, a decrease in net loss of $29.0 million.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001.

Net broadcast revenue for the year ended December 31, 2002 was $188.1 million, an increase of $30.3 million, compared to $157.8 million for the year ended December 31, 2001. An increase in net broadcast revenue of $7.7 million was attributed to stations for which a local service arrangement was initiated after January 1, 2001 and WCFN. On a same station basis, net broadcast revenue for the year ended December 31, 2002 was $180.0 million as compared to $157.4 million for the year ended December 31, 2001, an increase of 14.4%, or $22.6 million. Of this increase, $22.2 million was political revenue resulting from election campaigns in most of our markets, $3.5 million was attributed to an increase in local demand resulting primarily from project based selling initiatives and the Winter Olympics on the NBC stations. This increase was offset, in part, by a decline in national revenue of $1.6 million, primarily due to cutbacks of advertising with the telecommunications sector, as well as weaknesses in the retail and corporate categories, and renewals of network affiliation agreements at five of our stations which resulted in a decline in network compensation of $1.7 million, on a same station basis. Higher advertising revenue is expected during the even-numbered years as a result of revenue associated with the Olympic Games and political campaigns and lower advertising revenue during the odd-numbered years without Olympic Games and with nominal political activity.

Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses, net of trade, for the year ended December 31, 2002 were $99.7 million, compared to $88.0 million for the year ended December 31, 2001, an increase of $11.7 million. Of the $11.7 million increase, $7.1 million was attributed to stations for which a local service arrangement was initiated after January 1, 2001 and WCFN. On a same station basis, station direct operating expenses and selling, general and administrative expenses for the year ended December 31, 2002 were $92.2 million as compared to $87.6 million for the year ended December 31, 2001, an increase of 5.3%, or $4.6 million, which resulted from additional personnel costs incurred by KSNF to accommodate the SSA in Joplin, Missouri that began on April 1, 2002, increased programming costs associated with the production of a local news product in Quorum’s Billings, Montana market which began airing in April 2002, coupled with overall increases in the hours of local news produced across several other markets. In addition, sales expenses increased as a result of increased sales commissions on the higher net broadcast revenue generated in 2002, coupled with increased sales management staffing in several markets.

Corporate expenses, related to costs associated with the centralized management of Nexstar and Mission’s stations, for the year ended December 31, 2002 were $9.9 million, compared to $7.4 million for the year ended December 31, 2001, an increase of $2.5 million. The increase was primarily attributed to an increase in personnel, professional fees and the accrual of incentive compensation in 2002.

Amortization of broadcast rights, excluding barter, for the year ended December 31, 2002 was $12.1 million, compared to $12.3 million for the year ended December 31, 2001, a decrease of $0.2 million. The decrease is a result of lower costs of broadcast rights negotiated upon renewal, partially offset by a $0.2 million increase attributable to launching WCFN as a UPN-affiliated station. The stations for which a local service arrangement was initiated after January 1, 2001 had no material effect on amortization of broadcast rights.

Depreciation of property and equipment was $23.1 million for the year ended December 31, 2002, compared with $23.2 million for the comparable period in 2001, a decrease of $0.1 million. The stations for which a local service arrangement was initiated after January 1, 2001 and WCFN had no material effect on depreciation.

The amortization of intangibles was $21.8 million for the year ended December 31, 2002, compared to $37.7 million for the same period in 2001 a decrease of $15.9 million. The decrease in amortization resulted primarily from the elimination of amortization of indefinite-lived intangible assets and goodwill of which $14.8 million was recorded in 2001.

Income from operations for the year ended December 31, 2002 was $21.3 million as compared to a loss from operations of $11.1 million for the year ended December 31, 2001, an increase of $32.4 million. A $0.2 million loss from operations was attributed to stations for which a local service arrangement was initiated after January 1, 2001 and WCFN. On a same station basis, income from operations for the year ended December 31, 2002 was $21.5 million as compared to a loss from operations of $11.1 million for the year ended December 31, 2001. The $32.6 million improvement in income from operations is primarily attributed to the increase in revenue without a corresponding increase in operating expenses due to the relatively fixed nature of operating costs at Nexstar and Mission’s television stations along with the elimination of $14.8 million of amortization for indefinite-lived intangible assets and goodwill.

The change in market values of Nexstar and Mission’s derivative instruments and the marking-to-market of those interest rate swap agreements resulted in a loss of $1.3 million and $2.5 million, respectively, recognized in other expenses in 2002 and 2001. The change was due to a fluctuation in market interest rates.

Interest expense, including amortization of debt financing costs, for the year ended December 31, 2002 was $67.4 million, compared to $62.1 million for the same period in 2001, an increase of $5.3 million. Interest expense for 2002 includes a non-cash charge of approximately $5.3 million related to the beneficial conversion feature associated with the conversion of a convertible subordinated promissory note on November 4, 2002.

Loss on extinguishment of debt for the year ended December 31, 2002 was $0.2 million, compared to $1.8 million for the same period in 2001, a decrease of $1.6 million. The loss on extinguishment of debt in 2001 was the result of the refinancing of the senior credit facilities which resulted in the write off of $1.8 million of certain debt financing costs previously capitalized.

During the first quarter of 2002, a write-down of $43.5 million, net of taxes, related to the impairment of goodwill and FCC licenses was incurred at seven of Nexstar and Mission’s stations. The write-down was the result of adopting SFAS No. 142 on January 1, 2002 and was accounted for as a cumulative effect of change in accounting principle.

As a result of the factors discussed above, Nexstar and Mission’s net loss was $93.6 million for the year ended December 31, 2002, compared to $78.2 million for the same period in 2001, an increase in net loss of $15.4 million.

Liquidity and Capital Resources

Year Ended December 31, 2003

As of December 31, 2003, cash and cash equivalents were $10.6 million, compared to $29.1 million as of December 31, 2002. Nexstar and Mission’s primary sources of liquidity are cash flows from operating activities, borrowings from the senior credit facilities and capital contributions.

Cash flows provided by operating activities were $0.9 million for the year ended December 31 2003, as compared to $28.7 million for the year ended December 31, 2002. The comparative decrease in cash flows provided by operations of $27.8 million is primarily due to an increase in loss before cumulative effect of change in accounting principle and minority interest in consolidated entity of $12.7 million and the timing of payments made or received on operating assets and liabilities, partially offset by $1.6 million and $2.2 million of network compensation payments received in excess of network compensation revenue recognized for the year ended December 31, 2003 and 2002, respectively.

Cash flows used for investing activities were $124.4 million for the year ended December 31, 2003, as compared to $20.3 million for the year ended December 31, 2002. Investing activities for the year ended December 31, 2003 included (1) payment of $91.5 million for the acquisition of KARK and WDHN, (2) a down payment of $10.0 million against the purchase price for KPOM/KFAA, (3) the remaining $8.5 million payment by Mission for its acquisition of KRBC and KSAN, (4) a down payment by Mission of $1.5 million against the purchase price of WBAK, (5) Mission’s restricted cash of $0.8 million, and (6) ongoing capital expenditures. We expect to pay the remaining $7.0 million purchase price for KPOM/KFAA during the third quarter of 2004, pending FCC consent, and we expect Mission to pay the $3.7 million purchase price for WUTR and the remaining $1.5 million purchase price for WBAK during the second quarter of 2004. Investing activities for the same period in 2002 included (1) the remaining $8.0 million payment by Mission for the acquisition of KODE, (2) a down payment of $1.5 million by Mission for its acquisition of KRBC and KSAN and (3) ongoing equipment purchases.

Cash flows provided by financing activities were $105.0 million for the year ended December 31, 2003, as compared to $13.0 million for the year ended December 31, 2002. The change in cash flows from financing activities for the year ended December 31, 2003 was primarily the result of (1) borrowings under the senior secured credit facilities of $428.2 million, (2) the repayment of $483.1 million of previous borrowings as a result of the refinancing of the senior credit facilities on February 13, 2003 and December 30, 2003, (3) the issuance of $125.0 million of senior subordinated notes in December, 2003, (4) the proceeds of $74.7 million of senior discount notes in March, 2003, (5) the repayment of Quorum’s senior discount notes of $27.9 million, (6) the repayment of Quorum’s Series A preferred membership interests of $67.9 million, (7) the repayment of Quorum’s promissory notes issued to redeem common units of $0.7 million, (8) the repayment of VHR’s note payable to related party of $2.0 million, (9) the payment of debt financing costs of approximately $12.5 million and (10) capital contributions of $71.3 million (net of a $1.5 million distribution). For the year ended December 31, 2002, the change in cash flows from financing activities was the result of (1) borrowings under the senior credit facilities of $11.5 million, (2) proceeds from termination of a derivative instrument of $4.4 million, (3) the repayment of $4.5 million of previous borrowings, and (4) the $1.4 million tax distribution. As of December 31, 2003, there was approximately $70.0 million of unused commitments under Nexstar’s and Mission’s senior credit facilities. We and Mission were in compliance with all covenants contained in the credit agreements governing the senior secured credit facilities and the indentures governing the publicly-held notes at December 31, 2003. The credit agreements were refinanced in February 2003 and December 2003 as a result of pending acquisitions. The terms of the amended credit facilities are described below.

Senior Credit Facilities

On January 12, 2001, Nexstar Broadcasting and Mission each entered into senior secured credit facilities with a group of commercial banks. The terms of the credit agreement governing the credit facilities provided for a reducing revolving credit facility in the amount of $122.0 million, which was subsequently reduced to $72.0 million after the issuance of Nexstar Broadcasting’s senior subordinated notes, and a term loan facility in the amount of $110.0 million and an uncommitted acquisition facility of $100.0 million. The credit facilities were subsequently amended on June 14, 2001, to allow for a $50.0 million Term A loan facility, a $75.0 million Term B loan facility and a $57.0 million reducing revolving facility. On November 14, 2001, the credit facilities were further amended to adjust certain financial covenants effective September 30, 2001 and for future periods because Nexstar Broadcasting and Mission were not in compliance with the consolidated total leverage ratio as of September 30, 2001, due in large part to the negative impact on advertising revenue resulting from the events of September 11, 2001 and anticipated noncompliance in future periods. The financial covenants setting forth the consolidated total leverage ratio and consolidated interest coverage ratio were amended to relax the thresholds that Nexstar Broadcasting and Mission had to meet pursuant to the credit agreement. In addition, the revolving facility was reduced from $57.0 million to $42.0 million. The terms of the credit agreement governing the Mission facility provided for a revolving credit facility in the amount of $43.0 million. On November 14, 2001, the Mission credit facility was amended to increase the revolving facility to $58.0 million. Prior to the refinancing described below, Nexstar Broadcasting’s revolving facility and Term A loan facility along with Mission’s credit facility would have matured on January 12, 2007, while Nexstar Broadcasting’s Term B loan facility would have matured on July 12, 2007.

On February 13, 2003, Nexstar Broadcasting and Mission obtained new senior secured credit facilities (the “new credit facilities”). The new credit facilities consist of a $185.0 million term loan (Nexstar Broadcasting -$130.0 million and Mission-$55.0 million) and an $80.0 million revolver (Nexstar Broadcasting -$50.0 million and Mission-$30.0 million). Nexstar Broadcasting and Mission used the proceeds to refinance the existing senior credit facilities, pay for related debt financing costs and provide additional working capital. The refinancing of the senior credit facilities resulted in a $5.8 million write off to interest expense during the first quarter of 2003 of certain debt financing costs previously capitalized. The terms of these senior credit facilities, including covenants, interest rate and maturity, were substantially similar to the terms of the amended senior credit facilities as described below.

On December 30, 2003, in conjunction with the Quorum acquisition and private placement of senior subordinated notes by Nexstar Broadcasting, Nexstar Broadcasting and Mission entered into amended senior secured credit facilities which repaid in full the $198.2 million outstanding borrowings under the credit facilities described above. The amended credit facilities consist of a $195.0 million term loan (Nexstar Broadcasting-$55.0 million and Mission-$140.0 million) and an $80.0 million revolver (Nexstar Broadcasting-$50.0 million and Mission-$30.0 million). Nexstar Broadcasting and Mission used the proceeds to refinance the existing Nexstar Broadcasting and Mission senior credit facilities, finance the Quorum acquisition, and pay the related debt financing costs. The senior credit facilities contain covenants which require us to maintain specified financial ratios, including debt to operating cash flow ratios, interest coverage ratios and fixed charge coverage ratios. The senior credit facilities also require Nexstar Broadcasting and Mission to comply with certain limitations on the incurrence of additional indebtedness, issuance of equity, payment of dividends and on certain other business activities. Nexstar Broadcasting and Mission were in compliance with all covenants contained in the credit agreements governing the senior credit facilities at December 31, 2003. The term loans amortize at 1% annually in years 2004 through 2009, with the remaining 94% due in 2010. The outstanding principal amount on the revolving loans matures on December 31, 2009. As of December 31, 2003, Nexstar Broadcasting had drawn $55.0 million of term loans and $7.0 million under its new revolver, and Mission had drawn $140.0 million of term loans and $3.0 million under its new revolver. Interest rates associated with the Nexstar Broadcasting and Mission credit facilities are based, at the borrower’s option, on (i) the higher of the prevailing prime rate or the Federal Funds Rate plus 0.50% plus an applicable margin or (ii) LIBOR plus an applicable margin, as defined in the credit agreement (ranging from 5.00% to 5.25% at December 31, 2003). Interest is fixed for a period ranging from one month to 12 months, depending on availability of the interest basis selected, except if Nexstar Broadcasting and Mission select a prime-based loan, in which case the interest rate will fluctuate during the period as the prime rate fluctuates. Interest is payable periodically based on the type of interest rate selected. In addition, Nexstar Broadcasting and Mission are required to pay quarterly commitment fees on the unused portion of the revolving commitments based on the consolidated total leverage ratio for that particular quarter. The amending of the senior credit facilities resulted in a $3.0 million write off to interest expense during the fourth quarter of 2003 of certain debt financing costs previously capitalized. Nexstar Broadcasting guarantees all of Mission’s obligations under its senior credit facilities, and Mission guarantees all of Nexstar Broadcasting’s obligations under its senior credit facilities.

Senior Subordinated Notes

On March 16, 2001, Nexstar Broadcasting issued $160.0 million of 12% senior subordinated notes (the “12% Notes”) at a price of 96.012%. The 12% Notes mature on April 1, 2008. Interest is payable every six months in arrears on April 1 and October 1. The 12% Notes are guaranteed by all of the domestic existing and future restricted subsidiaries of Nexstar Broadcasting and by Mission. They are general unsecured senior subordinated obligations. The 12% Notes are redeemable on or after April 1, 2005 and Nexstar Broadcasting may redeem up to 35.0% of the aggregate principal amount of the notes before April 1, 2004 with the net cash proceeds from qualified equity offerings. The indenture governing the 12% Notes contains covenants that restrict the ability of Nexstar Broadcasting and its subsidiaries to incur additional indebtedness, issue equity, pay dividends and undertake certain other business activities. Nexstar Broadcasting and Mission were in compliance with all covenants contained in the indenture governing the 12% Notes at December 31, 2002 and 2003.

On December 30, 2003, Nexstar Broadcasting issued $125.0 million of 7% senior subordinated notes (the “7% Notes”) at par. The 7% Notes mature on January 15, 2014. Interest is payable every six months in arrears on January 15 and July 15, commencing on July 15, 2004. The 7% Notes are guaranteed by all of the domestic existing and future restricted subsidiaries of Nexstar Broadcasting and by Mission. They are general unsecured senior subordinated obligations. The 7% Notes are redeemable on or after January 15, 2009 and Nexstar Broadcasting may redeem up to 35.0% of the aggregate principal amount of the notes before January 15, 2007 with the net cash proceeds from qualified equity offerings. The indenture governing the 7% Notes contains covenants that restrict the ability of Nexstar Broadcasting and its subsidiaries to incur additional indebtedness, issue equity, pay dividends and undertake certain other business activities. Nexstar Broadcasting and Mission were in compliance with all covenants contained in the indenture governing the 7% Notes at December 31, 2003.

Senior Discount Notes

On May 17, 2001, Nexstar issued approximately $37.0 million principal amount at maturity of senior discount notes (the “discount notes”) at a price of 54.0373%. The discount notes mature on May 15, 2009. Each discount note will have an accreted value at maturity of $1,000. The discount notes will not begin to accrue cash interest until May 15, 2005 with payments to be made every six months in arrears on May 15 and November 15. They are generally unsecured senior obligations effectively subordinated to all of Nexstar Broadcasting’s senior secured debt and are structurally subordinated to Nexstar Broadcasting’s notes described above. The discount notes were subsequently repaid in 2004 from borrowings of Nexstar Broadcasting’s senior credit facilities. The total payment amount, including the call premium, was $34.8 million.

New Senior Discount Notes

On March 27, 2003, Nexstar issued $130.0 million principal amount at maturity of senior discount notes (the “new discount notes”) at a price of 57.442%. The new discount notes mature on April 1, 2013. Each new discount note will have an accreted value at maturity of $1,000. The new discount notes will not begin to accrue cash interest until April 1, 2008 with payments to be made every six months in arrears on April 1 and October 1. They are general unsecured senior obligations effectively subordinated to all of Nexstar Broadcasting’s senior secured debt and are structurally subordinated to Nexstar Broadcasting’s notes.

The Quorum Merger and Related Financing

The Quorum transaction was structured as a merger of Quorum’s direct subsidiaries with and into Nexstar Broadcasting Group, Inc., our parent, and a contribution to and subsequent merger of Quorum’s indirect subsidiaries with and into Nexstar Broadcasting, Inc., our wholly-owned subsidiary. The consideration for the merger consisted of a combination of cash, shares of Nexstar Broadcasting Group, Inc.’s common stock and the assumption of debt, as follows:

•	we refinanced all of the outstanding debt, plus paid accrued interest and premium thereon, of the Quorum subsidiaries totaling approximately $153.0 million;

•	included in the above $153.0 million of debt was $74.2 million of debt relating to VHR and its subsidiaries and Mission of Amarillo. The $74.2 million was refinanced with borrowings under Mission’s amended senior credit facilites;

•	certain membership interests of Quorum were redeemed for approximately $69.2 million in cash;

•	the remaining membership interests of Quorum, all of which were held by an affiliate of ABRY, were exchanged for shares of Nexstar Broadcasting Group, Inc.’s Class A common stock as follows:

•	the preferred membership interests of Quorum were exchanged for 3,033,130 shares of Nexstar Broadcasting Group, Inc.’s Class A common stock;

•	the common membership interests of Quorum were exchanged for 457,753 shares of Nexstar Broadcasting Group, Inc.’s Class A common stock; and

•	an affiliate of ABRY received 80,230 shares of Nexstar Broadcasting Group, Inc.’s Class B common stock as payment for a management fee which has accrued under a management agreement between Quorum and the affiliate.

In addition, we paid Quorum’s departing management team discretionary severance payments totaling $7.8 million.

Nexstar Broadcasting Group, Inc. financed the Quorum merger with a portion of the proceeds from its initial public offering, the net proceeds from the private placement of $125.0 million aggregate principal amount of senior subordinated notes by Nexstar Broadcasting, additional borrowings under the amended senior credit facilities and cash on hand.

The Quorum merger increased the number of stations that we own and operate or provide services to by 60%. Consistent with our acquisition strategy, the Quorum stations are located in markets that we target with respect to both size and proximity to our regional clusters, and of the ten new markets that we entered as a result of the merger, five are duopoly markets. We believe that, by applying our operating strategy to the Quorum stations, we will generate revenue and cash flow growth. However, there are risks associated with any acquisition, including the Quorum merger, as described in “Risk Factors.”

Digital Conversion

FCC regulations required television stations to commence digital operations by May 1, 2002, in addition to continuing their analog operations, unless an extension of time was granted. We received extensions of time to begin digital operations at all of the stations we own except WCIA and WCFN, which met the May 1, 2002 deadline and WQRF, WFXV and Mission-owned WFXP, which were not required to seek an extension of time because the FCC has not yet issued a DTV construction permit to these stations. As of July 1, 2003, all of our and Mission’s stations are broadcasting a low-power DTV signal, except WFXV and WQRF, which are not required to do so. WYZZ, which is owned by Sinclair Broadcast Group, Inc., also is broadcasting a low-power digital television signal. WBAK, which Mission is expected to acquire from Bahakel Communications in the second quarter of 2004, had an extension of time until March 24, 2004 and timely requested a further extension from the FCC which remains pending to construct digital facilities. KPOM, which Nexstar is expected to acquire from J.D.G. Television, Inc. in the third quarter of 2004, pending FCC consent, is broadcasting a low-power digital signal. KFAA, which Nexstar also is expected to acquire from J.D.G. Television, Inc. in the third quarter of 2004, pending FCC consent, has not yet initiated digital broadcasting. KFAA has applied for an extension of time to construct digital facilities and will have at least six months from the date the FCC acts on its application to construct its digital facilities. The digital conversion required an average initial capital expenditure of $0.2 million per station for low-power transmission of a digital signal, and we estimate that it will require an average additional capital expenditure of $0.7 million per station to modify the transmitter for full-power digital signal transmission. Digital conversion expenditures were $1.6 million and $3.4 million for the years ended December 31, 2002 and 2003, respectively. We anticipate that digital conversion expenditures will be funded through available cash on hand and cash generated from operations.

Executive Loan Guaranty

Pursuant to an individual loan agreement dated January 5, 1998, Bank of America, N.A., an affiliate of Banc of America Securities LLC, had established a loan facility under which Perry A. Sook, our Chief Executive Officer, was able to borrow an aggregate amount of up to $3.0 million. Approximately $3.0 million in principal amount of loans were outstanding under this facility prior to completion of Nexstar Broadcasting Group, Inc. initial public offering. The proceeds of these loans have been used by Mr. Sook, in part, to invest in Nexstar Broadcasting Group, Inc. We have guaranteed the payment of up to $3.0 million in principal amount of those loans. Mr. Sook repaid the loan in full in December 2003. Simultaneous with the repayment of the loan, the guaranty was terminated.

No Off-Balance Sheet Arrangements

At December 31, 2003, 2002, and 2001, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with Mission and KPOM/KFAA are on-balance sheet arrangements. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations

The following summarizes Nexstar and Mission’s contractual obligations at December 31, 2003, and the effect such obligations are expected to have on Nexstar and Mission’s liquidity and cash flow in future periods.

	Total	2004	2005-2006	2007-2008	Thereafter
	(dollars in thousands)
Nexstar senior credit facilities	$62,000	$550	$1,100	$1,100	$59,250
Mission senior credit facilities	143,000	1,400	2,800	2,800	136,000
7% senior subordinated notes due 2014	125,000	—	—	—	125,000
12% senior subordinated notes due 2008	160,000	—	—	160,000	—
16% senior discount notes due 2009 (1)	36,988	—	—	—	36,988
11.375% senior discount notes due 2013	130,000	—	—	—	130,000
Cash interest on debt	299,316	37,261	73,386	78,437	110,232
Broadcast rights current commitments	12,141	7,809	3,710	609	13
Broadcast rights future commitments	11,901	2,473	7,676	1,666	86
Executive employee contracts	11,913	2,235	4,708	4,970	—
Capital commitments for digital television	300	300	—	—	—
WBAK purchase price obligation	1,500	1,500	—	—	—
KPOM/KFAA purchase price obligation	7,000	7,000	—	—	—
WUTR purchase price obligation	3,700	3,700	—	—	—
Time brokerage fees	525	525	—	—	—
Operating lease obligations	33,802	3,146	5,948	5,458	19,250

Total contractual cash obligations	$1,039,086	$67,899	$99,328	$255,040	$616,819

(1)	The 16% senior discount notes were repaid in January 2004 with borrowings from the Nexstar Broadcasting’s senior credit facilities. The total payment amount including call premium was $34.8 million.

On May 9, 2003, Mission entered into a purchase agreement to acquire substantially all of the assets of WBAK, the Fox affiliate in Terre Haute, Indiana, for $3.0 million, of which Mission paid $1.5 million on that date.

On October 13, 2003, we entered into a purchase agreement to acquire substantially all of the assets of KPOM/KFAA, the NBC affiliate in Fort Smith-Fayetteville-Springdale-Rogers, Arkansas, from J.D.G. Television, Inc. for $17.0 million. We made a down payment of $10.0 million against the purchase price on October 16, 2003, which was funded from available cash.

On December 17, 2003, Mission entered into a purchase agreement to acquire substantially all of the assets of WUTR, the ABC affiliate in Utica, New York, from a subsidiary of Clear Channel Communications for $3.7 million.

Nexstar and Mission have remaining commitments on their announced acquisitions of $11.4 million. Mission has a remaining commitment of $1.5 million relating to its purchase of WBAK that is expected to be paid at closing in the second quarter of 2004. For KPOM/KFAA, Nexstar expects to pay the remaining commitment of $7.0 million at closing in the third quarter of 2004, pending FCC consent. Mission has a commitment of $3.7 million relating to its purchase of WUTR that is expected to be paid at closing in the second quarter of 2004.

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

As discussed in Note 20, in January 2004, GNS Media did not close its contractual obligation tp purchase WTVW. The net proceeds from the sale of WTVW were to be used to pay down amounts outstanding under Nexstar’s revolving credit facility. Consequently, certain financial covenants such as the total combined leverage ratio will be negatively impacted. Management believes that the Company will remain in compliance with such covenants throughout 2004 and into the foreseeable future.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to intangible assets, bad debts, broadcast rights, income taxes, commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Valuation of Long-lived Assets and Intangible Assets

We have significant goodwill and intangible assets on our balance sheet. For valuation purposes, we and our independent appraisers have determined that the cash flows associated with the network affiliation agreements should not be limited to the cash flows from the contractual period but should also incorporate assumptions such as future contract renewals. Accordingly, the estimated useful lives of such network affiliations also contemplates renewal of the underlying agreements.

We and our independent appraisers determine the value of FCC licenses using a discounted cash flow valuation method assuming a hypothetical start-up station whose only asset is the FCC license. We believe that our FCC licenses have an indefinite life based on our historical ability to renew such licenses, that such renewals may be obtained indefinitely and at little cost, and that the technology used in broadcasting is not expected to be replaced in the foreseeable future. If the value of these assets was impaired by some factor, such as the loss of a network affiliation or an adverse change in the advertising marketplace, we may be required to record an impairment charge.

We test the impairment of our FCC licenses annually or whenever events or changes in circumstances indicate that such assets might be impaired. The impairment test consists of a comparison of the fair value of FCC licenses with their carrying amount on a station-by-station basis using a discounted cash flow valuation method that excludes network compensation payments.

We test the impairment of our goodwill annually or whenever events or changes in circumstances indicate that goodwill might be impaired. The first step of the goodwill impairment test compares the fair value of a station with its carrying amount, including goodwill. The fair value of a station is determined through the use of a discounted cash flow analysis. The valuation assumptions used in the discounted cash flow model reflect anticipated future operating results and cash flows based on our business plans. If the fair value of the station exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of the station exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by performing an assumed purchase price allocation, using the station’s fair value (as determined in Step 1) as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss shall be recognized in an amount equal to that excess.

Nexstar and Mission completed the annual test of impairment for goodwill and FCC licenses as of December 31, 2003. This test resulted in no impairment being recognized. As of January 1, 2002 a transitional test was performed as required by SFAS No. 142. Nexstar and Mission recognized an impairment loss of $43.5 million, net of taxes, which was accounted for as a cumulative effect of change in accounting principle in the first quarter of 2002.

In 2003, our reporting units were revised to be the combined stations in a market as opposed to the individual station, which was used in prior years. Our decision to revise the reporting units is a result of our increasing focus on the market, including internal financial reporting, instead of the station, and the proportion of markets in which we own or provide services to more than one station. For the markets in which we own or provide services to more than one station, the effect of the LSAs is to consolidate two or more stations’ operations and administrative areas in an efficient use of personnel and equipment, incorporating the sharing of assets within the market. We believe our revision to the reporting units is consistent with our current perspective of our operations.

We periodically evaluate the net realizable value of long-lived assets, including tangible and intangible assets, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. An impairment in the carrying value of an asset is recognized when the expected future operating cash flow derived from the asset is less than its carrying value.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Allowance for doubtful accounts were $1.1 million and $0.9 million at December 31, 2003 and 2002, respectively.

Amortization of Broadcast Rights

Broadcast rights are stated at the lower of unamortized cost or net realizable value. Cash broadcast rights, primarily in the form of syndicated programs and feature movie packages, are initially recorded at the amount paid or payable to program distributors for the limited right to broadcast the distributors’ programming and are recorded when available for use. Barter broadcast rights are recorded at our estimate of the value of the advertising time exchanged, which approximates the fair value of the programming received. The value of the advertising time exchanged is estimated by applying average historical rates for specific time periods. Amortization is computed using the straight-line method based on the license period or usage, whichever is greater. The current portion of broadcast rights represents those rights available for broadcast which will be amortized in the succeeding year. If the expected broadcast period was shortened or cancelled due, for example, to poor ratings, we would be required to write-off the remaining value of the related broadcast rights to operations on an accelerated basis or possibly immediately. As of December 31, 2003, the amounts of current broadcast rights and non-current broadcast rights were $19.0 million and $7.4 million, respectively.

Revenue Recognition

We recognize broadcast revenue during the financial statement period in which advertising is aired. We trade certain advertising time for various goods, services and programming. These transactions are recorded at the estimated fair value of the goods or services received. Revenue from trade transactions is recognized when advertisements are broadcast and services or merchandise received are charged to expense or capitalized when received or used. Trade and barter expenses of $20.6 million, $18.5 million and $19.2 million were recorded for the years ended December 31, 2003, 2002 and 2001, respectively. Trade revenue of $6.7 million, $5.5 million and $4.1 million was recorded for the years ended December 31, 2003, 2002 and 2001, respectively. We recorded $14.1 million, $12.6 million and $14.8 million of barter revenue for the years ended December 31, 2003, 2002 and 2001, respectively.

Valuation Allowance for Deferred Tax Assets

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

Derivatives

We use derivative financial instruments for purposes other than trading, such as for hedging long-term variable rate debt to reduce our exposure to fluctuations in interest rates, as dictated by our credit agreement and for hedging fair value changes attributable to changes in the benchmark interest rate on fixed rate debt. All derivatives are recognized on our balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. We assess, both at its inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting the changes in cash flows of hedged items. We assess hedge ineffectiveness on a quarterly basis and record the gain or loss related to the ineffective portion to current earnings. If we determine that a cash flow hedge is no longer probable of occurring, we discontinue hedge accounting for the affected portion of the forecasted transaction, and any unrealized gain or loss on the contract is recognized in current earnings. The change in market values of derivative instruments and the marking-to-market of those interest rate swap agreements resulted in recognition of $3.7 million in other income for the year ended December 31, 2003 as compared to a loss of $1.3 million for the year ended December 31, 2002. The change was due to a fluctuation in market interest rates.

Related Parties

We periodically enter into certain transactions with ABRY, our parent’s majority shareholder and Mission. We identify related party transactions through a review of contracts and disbursements. Related party transactions are valued at “arm’s length”. In particular situations, we have obtained a third party valuation to support the terms of the agreement.

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

Recently Issued Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46. This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for variable interest entities created after January 31, 2003. For arrangements entered into prior to January 31, 2003, FIN No. 46, as amended by FIN 46R, the interpretation requires adoption by the Company in the second fiscal quarter of 2004. We do not expect that the adoption of this new standard by us will have a significant accounting impact.

On April 30, 2003, the FASB issued FASB statement No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 149 amends SFAS No. 133 and certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivative in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of this new standard by us did not have a significant accounting impact.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). The statement addresses financial accounting and reporting for financial instruments with characteristics of both liabilities and equity and is effective at the beginning of the first interim period beginning after June 12, 2003. As of July 1, 2003, we adopted SFAS No. 150 and reclassified our manditorily redeemable preferred and common units as a liability and recorded $2.6 million as a cumulative effect of change in accounting principle. Additionally, during the last six months of 2003, we recorded $0.5 million to interest expense to reflect the change in fair value of the liability. We redeemed all of our redeemable preferred and common units on December 30, 2003.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations.

All borrowings at December 31, 2003 under the senior credit facilities bear interest ranging from 5.00% to 5.25%, which represents the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreements.

The following table estimates the changes to cash flow from operations as of December 31, 2003 if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period after giving effect to the interest rate swap agreement described below:

	Interest rate decrease		No change to interest rate	Interest rate increase
	100 BPS	50 BPS		50 BPS	100 BPS
		(dollars in thousands)
Senior credit facilities	$12,107	$12,666	$13,224	$13,782	$14,341
12% senior subordinated notes due 2008	19,200	19,200	19,200	19,200	19,200
7% senior subordinated notes due 2014	8,750	8,750	8,750	8,750	8,750
16% senior discount notes due 2009	5,137	5,137	5,137	5,137	5,137
11 3/8% senior discount notes due 2013	9,505	9,505	9,505	9,505	9,505

Total	$54,699	$55,258	$55,816	$56,374	$56,933

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

At December 31, 2003, we had in effect an interest rate swap agreement with a commercial bank, with a notional amount of $93.3 million. This interest rate swap agreement requires us to pay a fixed rate and receive a floating rate thereby creating fixed rate debt. The differential to be paid or received on the swap is accrued as an adjustment to interest expense. We are exposed to credit loss in the event of nonperformance by the counterparty. The net fair value of the interest rate swap agreement, which represents the cash that we would pay to settle the agreement, was approximately $3.3 million and $5.6 million at December 31, 2003 and December 31, 2002, respectively. Additionally, we are party to an interest rate collar agreement for a notional amount of $40.0 million through December 13, 2004. Under this agreement, the ceiling and floor interest rates are 2.5% and 0.88%, respectively. The net fair value of the collar as of December 31, 2003 was not material.

The table below provides information about our derivative financial instruments that are sensitive to changes in interest rates at December 31, 2003. The table presents the notional amount and weighted average interest rates by expected (contractual) maturity date. Notional amounts are used to calculate those contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.

	Expected Expiration	2004	Fair Value at December 31, 2003
	(dollars in thousands)
Interest Rate Derivative
Floating to Fixed	2004	$93,320	$(3,269)
Average pay rate		4.91%
Average receive rate		1.85%

Impact of Inflation

We believe that our results of operations are not affected by moderate changes in the inflation rate.

Item 8.	Consolidated Financial Statements and Supplementary Data

The financial statements and schedules are listed in Part IV, Item 15 of this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Nexstar carried out an evaluation as of the end of the period covered in this report, under the supervision and with the participation of Nexstar’s management, including Nexstar’s president and chief executive officer along with Nexstar’s chief financial officer, of the effectiveness of the design and operation of Nexstar’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(d) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, Nexstar’s president and chief executive officer and chief financial officer concluded that Nexstar’s disclosure controls and procedures (1) were effective in timely alerting them to material information relating to Nexstar (including its consolidated subsidiaries) required to be included in Nexstar’s periodic SEC filings and (2) were adequate to ensure that information required to be disclosed by Nexstar in the reports filed or submitted by Nexstar under the Securities Exchange Act of 1934 is recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) There have been no significant changes in Nexstar’s internal control over financial reporting identified in connection with the evaluation described in paragraph (a) above that have materially affected or are reasonably likely to materially affect, Nexstar’s internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers

Omitted pursuant to General Instructions I(2) to Form 10-K.

Item 11.	Executive Compensation

Omitted pursuant to General Instructions I(2) to Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Omitted pursuant to General Instructions I(2) to Form 10-K.

Item 13.	Certain Relationships and Related Transactions

Omitted pursuant to General Instructions I(2) to Form 10-K.

Item 14.	Principal Accountant Fees and Services

In addition to retaining PricewaterhouseCoopers LLP to audit the financial statements of Nexstar Broadcasting Group, Inc. and its direct and indirect subsidiaries (including Nexstar, collectively, “Nexstar Entities”) for the fiscal year ended December 31, 2003, and review the financial statements included in each of Nexstar Entity’s Quarterly Reports on Form 10-Q during such fiscal year, Nexstar Broadcasting Group, Inc. retained PricewaterhouseCoopers LLP to assist with the preparation of filings in connection with our initial public offering and two public debt offerings, provide due diligence services, audit certain acquired stations and assist in tax compliance matters. Nexstar Broadcasting Group, Inc. does not allocate audit fees to its subsidiaries, therefore the table below reflects fees incurred by Nexstar Broadcasting Group, Inc. The aggregate fees billed for professional services rendered, including expenses, by PricewaterhouseCoopers LLP in fiscal year 2003 and 2002 for these various services were:

Type of Fees	Fiscal Year Ended December 31,
	2003	2002
Audit Fees (1)	$776,130	$689,225
Audit Related Fees (2)	1,384,665	495,025
Tax Fees (3)	849,183	408,755
All Other Fees (4)	210,355	8,100

Total	$3,220,333	$1,601,101

(1)	“Audit Fees” are fees paid to PricewaterhouseCoopers LLP for professional services for the audit of our consolidated financial statements included in our Annual Report on Form 10-K and review of financial statements included in our Quarterly Reports on Form 10-Q, or for services that are normally provided by the auditors in connection with statutory and regulatory filings or engagements.

(2)	“Audit Related Fees” are fees billed by PricewaterhouseCoopers LLP for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, which were primarily rendered in connection with Nexstar Broadcasting Group, Inc.’s initial public offering.

(3)	“Tax Fees” are fees for tax compliance, tax advice and tax planning. In 2003, $393,000 related to planning and advisory services related to the Quorum merger and the Nexstar Broadcasting Group, Inc.’s initial public offering.

(4)	“All Other Fees” billed by PricewaterhouseCoopers LLP are primarily for audits of financial statements of acquired companies.

As a wholly-owned subsidiary of Nexstar Broadcasting Group, Inc., the Audit Committee of Nexstar Broadcasting Group, Inc. also serves the audit committee function for Nexstar Finance Holdings, Inc. Commencing with the 2003 audit fees, the audit committee pre-approves all services relating to PricewaterhouseCoopers LLP. All other audit related tax and other fees will be approved by the audit committee prospectively.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports On Form 8-K

(a) Documents filed as part of this report:

(1) Financial Statements. The following financial statements of Nexstar Finance Holdings, Inc. have been included on pages F-1 through F-28 of this Annual Report on Form 10-K:

•	Report of Independent Auditors

•	Consolidated Balance Sheets at December 31, 2003 and December 31, 2002

•	Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the years ended December 31, 2003, December 31, 2002 and December 31, 2001

•	Consolidated Statements of Changes in Stockholder’s Equity /Member’s Interest (Deficit) for the years ended December 31, 2003, December 31, 2002 and December 31, 2001

•	Consolidated Statements of Cash Flows for years ended December 31, 2003, December 31, 2002 and December 31, 2001

•	Notes to Consolidated Financial Statements

(3) Exhibits. The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index beginning on page E-1 of this Annual Report on Form 10-K.

(b) Reports on Form 8-K

Nexstar Finance Holdings, Inc. and Nexstar Finance Holdings, L.L.C. (which merged into Nexstar Finance Holdings, Inc.) filed the following reports on Form 8-K during the quarter ended December 31, 2003:

November 14, 2003	Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc. reported their financial results for the quarter ended September 30, 2003.

December 12, 2003	Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc. filed information regarding the corporate reorganization of Nexstar Broadcasting Group, Inc. and its direct and indirect subsidiaries.

December 29, 2003	Nexstar Finance Holdings, Inc. announced that its wholly-owned subsidiary, Nexstar Broadcasting, Inc., priced the sale of $125.0 million of its 7% Senior Subordinated Notes due 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXSTAR FINANCE HOLDINGS, INC.

By:	/S/ PERRY A. SOOK

Perry A. Sook
Its:	President and Chief Executive Officer

By:	/S/ G. ROBERT THOMPSON

G. Robert Thompson
Its:	Chief Financial Officer

Dated: March 31, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2004.

Name	Title

/S/ PERRY A. SOOK Perry A. Sook	President, Chief Executive Officer and Director

/S/ G. ROBERT THOMPSON G. Robert Thompson	Chief Financial Officer

/S/ JAY M. GROSSMAN Jay M. Grossman	Director

/S/ ROYCE YUDKOFF Royce Yudkoff	Director

/S/ BLAKE R. BATTAGLIA Blake R. Battaglia	Director

/S/ ERIK BROOKS Erik Brooks	Director

/S/ PEGGY KOENIG Peggy Koenig	Director

NEXSTAR FINANCE HOLDINGS, INC.

I NDEX TO CONSOLIDATED STATEMENTS

Report of Independent Auditors	F-2

Consolidated Balance Sheets at December 31, 2003 and December 31, 2002	F-3

Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the years ended December 31, 2003, December 31, 2002 and December 31, 2001	F-4

Consolidated Statements of Changes in Stockholder’s Equity /Member’s Interest (Deficit) for the years ended December 31, 2003, December 31, 2002 and December 31, 2001	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2003, December 31, 2002 and December 31, 2001	F-8

Notes to Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholder of Nexstar Finance Holdings, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and other comprehensive income (loss), of stockholder’s equity/member’s interest (deficit) and of cash flows present fairly, in all material respects, the financial position of Nexstar Finance Holdings, Inc., a wholly-owned subsidiary of Nexstar Broadcasting Group, Inc., and its subsidiaries (the “Company”), at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of Quorum Broadcast Holdings, LLC’s subsidiaries on December 30, 2003 in a transaction accounted for in a manner similar to pooling of interests, as described in Note 1 to the consolidated financial statements. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, effective July 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” and effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.”

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 25, 2004

NEXSTAR FINANCE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

(Dollars in thousands, except share information)

	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$10,621	$29,133
Accounts receivable, net of allowance for doubtful accounts of $1,094 and $935, respectively	44,852	39,141
Current portion of broadcast rights	19,026	19,038
Prepaid expenses and other current assets	1,924	1,969
Prepaid income taxes	—	330
Deferred tax assets	43	43

Total current assets	76,466	89,654
Property and equipment, net	91,818	80,606
Restricted cash	800	—
Broadcast rights	7,446	7,375
Due from parent entities	4,050	1,685
Other noncurrent assets	12,160	2,686
Goodwill, net	135,899	92,596
Intangible assets, net	402,214	340,889

Total assets	$730,853	$615,491

LIABILITIES AND STOCKHOLDER’S EQUITY/MEMBER’S DEFICIT
Current liabilities:
Current portion of debt	$1,950	$23,067
Current portion of broadcast rights payable	18,509	18,535
Amounts due to related parties	—	1,143
Accounts payable	9,942	4,667
Accrued expenses	18,627	9,235
Taxes payable	303	57
Interest payable	4,840	5,350
Deferred revenue	1,078	438
Deferred tax liabilities	1,047	1,048

Total current liabilities	56,296	63,540
Debt	596,988	448,213
Broadcast rights payable	9,002	9,527
Note payable to related party	—	2,000
Deferred tax liabilities	26,171	8,962
Deferred revenue	5,368	2,171
Deferred gain on sale of assets	7,372	8,061
Other liabilities	3,267	7,643

Total liabilities	704,464	550,117

Commitments and contingencies (Note 13)
Minority interest in consolidated entity	19,486	—

Mandatorily redeemable preferred and common units	—	101,376

Stockholder’s equity/member’s deficit:
Common stock - $0.01 par value, authorized 1,000 shares; issued and outstanding 1,000 shares at December 31, 2003 and 2002	—	—
Additional paid-in capital	365,152	—
Contributed capital	—	250,249
Accumulated deficit	(358,249)	(286,251)

Total stockholder’s equity/member’s deficit	6,903	(36,002)

Total liabilities and stockholder’s equity/member’s deficit	$730,853	$615,491

The accompanying notes are an integral part of these consolidated financial statements.

NEXSTAR FINANCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2003, 2002 and 2001

(Dollars in thousands)

	2003	2002	2001
Revenue (excluding trade and barter)	$222,427	$218,401	$181,803
Less: commissions	28,884	30,283	24,003

Net broadcast revenue (excluding trade and barter)	193,543	188,118	157,800
Trade and barter revenue	20,789	18,159	18,919

Total net revenue	214,332	206,277	176,719

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	60,808	53,371	46,877
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	74,437	62,112	52,895
Merger related expenses	11,754	—	—
Amortization of broadcast rights	25,894	24,689	27,157
Amortization of intangible assets	24,934	21,755	37,654
Depreciation	20,467	23,086	23,222

Total operating expenses	218,294	185,013	187,805

Income (loss) from operations	(3,962)	21,264	(11,086)
Interest expense, including amortization of debt financing costs	(64,869)	(67,419)	(62,096)
Loss on extinguishment of debt	(10,767)	(227)	(1,822)
Interest income	550	150	316
Other income (expenses), net	3,860	(1,216)	(2,937)

Loss from operations before income taxes	(75,188)	(47,448)	(77,625)
Income tax benefit (expense)	12,361	(2,667)	(611)

Loss before cumulative effect of change in accounting principle and minority interest in consolidated entity	(62,827)	(50,115)	(78,236)
Cumulative effect of change in accounting principle, net of tax (Note 2)	(2,577)	(43,470)	—
Minority interest in consolidated entity	786	—	—

Net loss	$(64,618)	$(93,585)	$(78,236)

Other comprehensive income (loss):
Cumulative effect of change in accounting principle	$—	$—	$(241)
Change in market value of derivative instrument	—	3,731	(3,490)

Net loss and other comprehensive income (loss)	$(64,618)	$(89,854)	$(81,967)

The accompanying notes are an integral part of these consolidated financial statements.

NEXSTAR FINANCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE PREFERRED AND COMMON UNITS AND STOCKHOLDER’S EQUITY/MEMBER’S INTEREST (DEFICIT)

For the Years Ended December 31, 2003, 2002 and 2001

(Dollars in thousands, except share and unit information)

	Redeemable Series A Preferred		Redeemable Series B Preferred		Redeemable Class E
	Units	Amount	Units	Amount	Units	Amount
Balance at January 1, 2001	40,000	$37,244	—	$—	5,101	$6,000
Issuance of Class E units	—	—	—	—	11,337	9,179
Issuance of Class D units	—	—	—	—	—	—
Repurchase of Class D units	—	—	—	—	—	—
Adjustment to redemption value of Class E units	—	—	—	—	—	(909)
Accretion to redemption value of Series A Preferred units	—	7,309	—	—	—	—
Cumulative effect of change in accounting principle	—	—	—	—	—	—
Change in market value of derivative instrument	—	—	—	—	—	—
Contributions	—	—	—	—	—	—
Distributions	—	—	—	—	—	—
Net loss	—	—	—	—	—	—

Balance at December 31, 2001	40,000	44,553	—	—	16,438	14,270
Issuance of Series B and Class E units	—	—	5,000	2,746	4,111	2,254
Issuance of Class D units	—	—	—	—	—	—
Repurchase of Class D units	—	—	—	—	—	—
Issuance of Series B Preferred units, upon conversion of convertible subordinated promissory notes	—	—	31,057	31,057	—	—
Beneficial conversion feature expense upon conversion of convertible subordinated promissory notes	—	—	—	5,347	—	—
Adjustment to redemption value of Class E units	—	—	—	—	—	(8,619)
Accretion to redemption value of Series A Preferred units	—	8,393	—	—	—	—
Accretion to redemption value of Series B Preferred units	—	—	—	1,375	—	—
Contributions	—	—	—	—	—	—
Distributions	—	—	—	—	—	—
Net loss	—	—	—	—	—	—
Cumulative effect of change in accounting principle	—	—	—	—	—	—
Change in market value of derivative instrument	—	—	—	—	—	—

Balance at December 31, 2002	40,000	52,946	36,057	40,525	20,549	7,905
Contributions	—	—	—	—	—	—
Distributions	—	—	—	—	—	—
Accretion of redeemable preferred units	—	4,596	—	2,784	—	—
Reclassification to liabilities	(40,000)	(57,542)	(36,057)	(43,309)	(20,549)	(7,905)
Reorganization of Nexstar Finance Holdings, Inc.	—	—	—	—	—	—
Reorganization of Quorum and issuance of common shares in connection with the merger with Quorum	—	—	—	—	—	—
Net loss	—	—	—	—	—	—

Balance at December 31, 2003	—	$—	—	$—	—	$—

The accompanying notes are an integral part of these consolidated financial statements.

NEXSTAR FINANCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE PREFERRED AND COMMON UNITS AND STOCKHOLDER’S EQUITY/MEMBER’S INTEREST (DEFICIT)

For the Years Ended December 31, 2003, 2002 and 2001

(Dollars in thousands, except share and unit information)

	Class A		Class B		Class C		Class D
	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Balance at January 1, 2001	86,269	$86,269	10,461	$10,461	276	$171	40	$25
Issuance of Class E units	—	—	—	—	—	—	—	—
Issuance of Class D units	—	—	—	—	—	—	1	1
Repurchase of Class D units	—	—	—	—	—	—	(7)	(3)
Adjustment to redemption value of Class E units	—	—	—	—	—	—	—	—
Accretion to redemption value of Series A Preferred units	—	—	—	—	—	—	—	—
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	—
Change in market value of derivative instrument	—	—	—	—	—	—	—	—
Contributions
Distributions
Net loss	—	—	—	—	—	—	—	—

Balance at December 31, 2001	86,269	86,269	10,461	10,461	276	171	34	23
Issuance of Series B and Class E units	—	—	—	—	—	—	—	—
Issuance of Class D units	—	—	—	—	—	—	3	2
Repurchase of Class D units	—	—	—	—	—	—	(1)	(1)
Issuance of Series B Preferred units, upon conversion of convertible subordinated promissory notes	—	—	—	—	—	—	—	—
Beneficial conversion feature expense upon conversion of convertible subordinated promissory notes	—	—	—	—	—	—	—	—
Adjustment to redemption value of Class E units	—	—	—	—	—	—	—	—
Accretion to redemption value of Series A Preferred units	—	—	—	—	—	—	—	—
Accretion to redemption value of Series B Preferred units	—	—	—	—	—	—	—	—
Contributions	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	—
Change in market value of derivative instrument	—	—	—	—	—	—	—	—

Balance at December 31, 2002	86,269	86,269	10,461	10,461	276	171	36	24
Contributions	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	—
Accretion of redeemable preferred units	—	—	—	—	—	—	—	—
Reclassification to liabilities	—	—	—	—	—	—	—	—
Reorganization of Nexstar Finance Holdings, Inc.	—	—	—	—	—	—	—	—
Reorganization of Quorum and issuance of common shares in connection with the merger with Quorum	(86,269)	(86,269)	(10,461)	(10,461)	(276)	(171)	(36)	(24)
Net loss	—	—	—	—	—	—	—	—

Balance at December 31, 2003	—	$—	—	$—	—	$—	—	$—

The accompanying notes are an integral part of these consolidated financial statements.

NEXSTAR FINANCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE PREFERRED AND COMMON UNITS AND STOCKHOLDER’S EQUITY/MEMBER’S INTEREST (DEFICIT)

For the Years Ended December 31, 2003, 2002 and 2001

(Dollars in thousands, except share and unit information)

	Common Stock		Additional Paid-In Capital	Contributed Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholder’s Equity/ Member’s Interest (Deficit)
	Shares	Par Value
Balance at January 1, 2001	1,000	$—	$—	$61,531	$(106,881)	$—	$51,576
Issuance of Class E units	—	—	—	—	—	—	—
Issuance of Class D units	—	—	—	—	—	—	1
Repurchase of Class D units	—	—	—	—	—	—	(3)
Adjustment to redemption value of Class E units	—	—	—	—	909	—	909
Accretion to redemption value of Series A Preferred units	—	—	—	—	(7,309)	—	(7,309)
Cumulative effect of change in accounting principle	—	—	—	—	—	(241)	(241)
Change in market value of derivative instrument	—	—	—	—	—	(3,490)	(3,490)
Contributions	—	—	—	101,265	—	—	101,265
Distributions	—	—	—	(8,060)	—	—	(8,060)
Net loss	—	—	—	—	(78,236)	—	(78,236)

Balance at December 31, 2001	1,000	—	—	154,736	(191,517)	(3,731)	56,412
Issuance of Series B and Class E units	—	—	—	—	—	—	—
Issuance of Class D units	—	—	—	—	—	—	2
Repurchase of Class D units	—	—	—	—	—	—	(1)
Issuance of Series B Preferred units, upon conversion of convertible subordinated promissory notes	—	—	—	—	—	—	—
Beneficial conversion feature expense upon conversion of convertible subordinated promissory notes	—	—	—	—	—	—	—
Adjustment to redemption value of Class E units	—	—	—	—	8,619	—	8,619
Accretion to redemption value of Series A Preferred units	—	—	—	—	(8,393)	—	(8,393)
Accretion to redemption value of Series B Preferred units	—	—	—	—	(1,375)	—	(1,375)
Contributions	—	—	—	6	—	—	6
Distributions	—	—	—	(1,418)	—	—	(1,418)
Net loss	—	—	—	—	(93,585)	—	(93,585)
Change in market value of derivative instrument	—	—	—	—	—	3,731	3,731

Balance at December 31, 2002	1,000	—	—	153,324	(286,251)	—	(36,002)
Contributions	—	—	—	72,847	—	—	72,847
Distributions	—	—	—	(1,522)	—	—	(1,522)
Accretion of redeemable preferred units	—	—	—	—	(7,380)	—	(7,380)
Reclassification to liabilities	—	—	—	—	—	—	—
Reorganization of Nexstar Finance Holdings, Inc.	—	—	268,227	(224,649)	—	—	43,578
Reorganization of Quorum and issuance of common shares in connection with the merger with Quorum	—	—	96,925	—	—	—	—
Net loss	—	—	—	—	(64,618)	—	(64,618)

Balance at December 31, 2003	1,000	$—	$365,152	$—	$(358,249)	$—	$6,903

The accompanying notes are an integral part of these consolidated financial statements.

NEXSTAR FINANCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2003, 2002 and 2001

(Dollars in thousands)

	2003	2002	2001
Cash flows from operating activities:
Net loss	$(64,618)	$(93,585)	$(78,236)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Deferred income taxes	(13,008)	2,499	37
Depreciation of property and equipment	20,467	23,086	23,222
Amortization of intangible assets	24,934	21,755	37,654
Amortization of debt financing costs	13,280	3,759	6,146
Amortization of broadcast rights, excluding barter	11,816	12,056	12,344
Payments for broadcast rights	(12,395)	(11,932)	(11,810)
Loss on asset disposal, net	17	1,669	375
Cumulative effect of change in accounting principle, net of tax	2,577	43,470	—
Amortization of debt discount	11,690	4,367	2,537
Effect of accounting for derivative instruments	(4,488)	3,957	2,719
Non cash interest expense	—	12,269	—
Minority interest in consolidated entity	(786)	—	—
Changes in assets and liabilities, net of acquisitions:
Increase in accounts receivable and due from parent entities	(4,233)	(384)	(1,280)
Decrease (increase) in prepaid expenses and other current assets	95	6	(340)
Decrease (increase) in prepaid income taxes	330	(329)	98
Decrease (increase) in taxes receivable	—	233	(233)
Increase in other noncurrent assets	(1,013)	(458)	(1,553)
Increase (decrease) in amounts due to related parties	—	452	18
Increase in accounts payable and accrued expenses	13,882	1,393	1,206
Increase (decrease) in taxes payable	246	(356)	(212)
Increase (decrease) in interest payable	(510)	2,470	(5,714)
Increase (decrease) in deferred revenue	3,295	2,274	(33)
Increase (decrease) in other noncurrent liabilities and deferred gain on sale of assets	(671)	25	2,269
Decrease in due to Midwest Television, Inc	—	—	(2,256)

Net cash provided by (used for) operating activities	907	28,696	(13,042)

Cash flows from investing activities:
Additions to property and equipment, net	(10,311)	(11,649)	(7,377)
Proceeds from sale of assets	17	1,207	21,171
Acquisition of broadcast properties and related transaction costs	(101,817)	(8,320)	(108,525)
Down payment on acquisition of stations	(11,500)	(1,550)	(6,000)
Restricted cash	(800)	—	—

Net cash used for investing activities	(124,411)	(20,312)	(100,731)

Cash flows from financing activities:
Proceeds from debt issuance	579,675	—	660,006
Repayment of long-term debt	(483,121)	(4,496)	(690,850)
Proceeds from revolver draws	48,150	11,500	72,075
Proceeds from convertible subordinated promissory notes	—	—	19,653
Repayment of senior discount notes	(27,946)	—	(28,175)
Repayment of note payable to related party	(2,000)	—	—
Repayment of Series A preferred membership interests and common units	(68,560)	—	—
Proceeds from termination of derivative instrument	—	4,387	—
Payments for debt finance costs	(12,531)	(1,940)	(20,095)
Proceeds from issuance of redeemable preferred units	—	2,746	—
Proceeds from issuance of redeemable common units	—	2,254	9,179
Repurchase of common units	—	(1)	(3)
Capital contributions	72,847	8	101,266
Distributions	(1,522)	(1,418)	(8,060)

Net cash provided by financing activities	104,992	13,040	114,996

Net increase (decrease) in cash and cash equivalents	(18,512)	21,424	1,223
Cash and cash equivalents at beginning of year	29,133	7,709	6,486

Cash and cash equivalents at end of year	$10,621	$29,133	$7,709

Supplemental schedule of cash flow information:
Cash paid for interest, net	$49,864	$42,858	$58,256

Cash paid for income taxes, net	$26	$559	$1,131

The accompanying notes are an integral part of these consolidated financial statements.

NEXSTAR FINANCE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business Operations

Nexstar Finance Holdings, Inc. (“Nexstar,”) owns, operates and programs, through its subsidiaries, 27 television stations in the United States of America, consisting of nine NBC-affiliated television stations, five ABC-affiliated television stations, five CBS-affiliated television stations, six Fox-affiliated stations and two UPN-affiliated television stations. Nexstar has an outsourcing agreement to provide services for a Fox affiliate owned by a subsidiary of Sinclair Broadcast Group, Inc. Through various other local service agreements, Nexstar (i) programs two Fox-affiliated television stations and two NBC-affiliated stations under Time Brokerage Agreements (“TBA”), (ii) has Shared Services Agreements (“SSA”) with two NBC-affiliated television stations, a CBS-affiliated television station and an ABC-affiliated television station and (iii) has SSAs and Joint Sales Agreements (“JSA”) with three Fox-affiliated television stations, one ABC-affiliated television station, one CBS-affiliated television station, one low-power UPN-affiliated television station and one low-power independent television station. The television stations described above are located in New York, Pennsylvania, Illinois, Indiana, Missouri, Texas, Louisiana, Arkansas, Alabama, Montana and Maryland.

Nexstar was organized as a corporation in December 2000.

On November 28, 2003, Nexstar Broadcasting Group, Inc., Nexstar’s parent, completed an initial public offering of 10,000,000 shares of its Class A common stock. Concurrently with its initial public offering, Nexstar Broadcasting Group, Inc. completed a corporate reorganization whereby its predecessor, Nexstar Broadcasting Group, L.L.C., and certain direct and indirect subsidiaries of Nexstar Broadcasting Group, L.L.C. merged with and into Nexstar Broadcasting Group, Inc. As part of this corporate reorganization, our former parent, Nexstar Finance, L.L.C., merged with and into Nexstar Finance, Inc. On December 31, 2003, Nexstar Finance Holdings, L.L.C. was merged into Nexstar.

On December 30, 2003, Nexstar Broadcasting Group, Inc., Nexstar’s parent, completed the merger of all the direct and indirect subsidiaries of Quorum Broadcast Holdings, LLC (“Quorum”). Quorum owned and operated 11 television stations and provided management, sales or other services to an additional five stations, primarily in medium-sized markets. The Quorum acquisition was structured as a merger of Quorum’s direct subsidiaries with and into Nexstar Broadcasting Group, Inc., our parent, and a contribution to and subsequent merger of Quorum’s indirect subsidiaries with and into Nexstar Broadcasting, Inc., our wholly-owned subsidiary. The merger constituted a tax-free reorganization and has been accounted for as a merger under common control in a manner similar to the pooling of interests. Accordingly, Nexstar’s financial statements herein have been restated to include the financial results of all of the Quorum subsidiaries for all periods presented. Common control exists because ABRY Partners, LLC, our parent’s principal stockholder, through its various funds both before and after the merger holds more than 50% of the voting ownership of both Nexstar and Quorum. This conclusion is based on the guidance in Financial Accounting Standards Board (“FASB”) Statement No. 141 “Business Combinations” and EITF 02-05 “Definition of ‘Common Control’ in relation to FASB No. 141.”

Additionally, on December 30, 2003, Mission completed the merger of VHR Broadcasting, Inc. and its subsidiaries (“VHR”) and the merger of Mission Broadcasting of Amarillo, Inc. (“Mission of Amarillo”). Prior to December 30, 2003, Quorum provided management, sales or other services under local services agreements with VHR and Mission of Amarillo that were substantially similar to Nexstar’s local service agreements with Mission. Upon the completion of the Quorum acquisition and Mission mergers, Nexstar became a party to these local service agreements as successor to the Quorum subsidiaries and Mission became a party to such agreements as the successor the VHR and Mission of Amarillo.

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

As discussed in Note 20, in January 2004, GNS Media did not close on its contractual obligation to purchase WTVW. The net proceeds from the sale of WTVW were to be used to pay down amounts outstanding under Nexstar’s revolving credit facility. Consequently, certain financial covenants such as the total combined leverage ratio will be negatively impacted. Management believes the Company will remain in compliance with such covenants throughout 2004 and into the foreseeable future.

NEXSTAR FINANCE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of Nexstar and independently-owned Mission Broadcasting, Inc. (“Mission”) (collectively, the “Company”). Mission owns and operates the following television stations: WYOU, WFXP, KODE, KJTL, KJBO-LP, KRBC, KSAN (formerly KACB), KOLR, KCIT, KCPN-LP, KAMC and KHMT. In addition, Mission provides most of the programming for WBAK, which is owned by Bahakel Communications, pursuant to a time brokerage agreement (“TBA”). Nexstar does not own Mission or Mission’s television stations; however, under U.S. generally accepted accounting principles (“U.S. GAAP”), Nexstar is deemed to have a controlling financial interest in them due to Nexstar’s guarantee of Mission’s debt and the service and purchase option agreements described below. Additionally, Nexstar has evaluated the impact of accounting for Mission under Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation on Accounting Research Bulletin No. 51” (“FIN No. 46”) and has determined that Nexstar will be required to continue consolidating Mission’s financial position, results of operations and cash flows under U.S. GAAP. In order for both Nexstar and Mission to continue to comply with FCC regulations, Mission must maintain complete responsibility for and control over programming, finances, personnel and operations of its stations. Nexstar has entered into various service agreements with all of Mission’s stations. Nexstar has a TBA with each of WFXP and KHMT, which allows Nexstar to program most of each station’s broadcast time, sell each station’s advertising time and retain the advertising revenue generated by WFXP and KHMT in exchange for monthly payments to Mission. Nexstar has SSAs with each of KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC and WBAK which allows the sharing of services including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments from Mission as described in the SSA. Pursuant to a JSA, Nexstar has also acquired the right to sell and receive the revenue from the advertising time on KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC and WBAK in return for monthly payments to Mission. The arrangements under these agreements have had the effect of Nexstar receiving substantially all of the available cash, after payment of debt service costs, generated by KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC and WBAK. Nexstar anticipates that it will continue to receive substantially all of the available cash, after payment of debt service costs, generated by KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC and WBAK under these agreements. Nexstar has SSAs with each of WYOU, KODE, KRBC and KSAN which have terms substantially similar to the terms of the SSA and JSA, as applicable, with KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC and WBAK. Nexstar’s ability to receive cash from Mission is governed by these agreements.

In addition to providing certain services to Mission’s television stations, Nexstar is also the guarantor of Mission’s debt (See Note 8). Mission is a guarantor of the senior credit facilities entered into and the senior subordinated notes issued by Nexstar (See Note 8). The shareholder of Mission has granted Nexstar purchase options to acquire the assets and liabilities of each Mission station for consideration equal to the greater of (1) seven times the station’s broadcast cash flow as defined in the option agreement less the amount of its indebtedness as defined in the option agreement or (2) the amount of its indebtedness. These option agreements are freely exercisable or assignable by Nexstar without consent or approval by the shareholder of Mission.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and use assumptions that affect the reported amounts of assets and liabilities and the disclosure for contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The more significant estimates made by management include those relating to the allowance for doubtful accounts, the recoverability of broadcast rights and the useful lives of intangible assets. Actual results may vary from estimates used.

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

NEXSTAR FINANCE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Summary of Significant Accounting Policies—(Continued)

days or less. Accordingly, these investments are subject to minimal credit and market risk. The Company maintained cash in excess of federally insured deposits at financial institutions on December 31, 2003, 2002 and 2001. The Company does not believe that such deposits are subject to any unusual credit risk beyond the normal credit risk associated with operating its business. A significant portion of the Company’s accounts receivable are due from local and national advertising agencies. Such accounts are generally unsecured. The Company has not experienced significant losses related to receivables from individual customers or by geographical area. Additionally, the Company maintains reserves for potential credit losses.

Revenue Recognition

Advertising revenue, which includes network compensation, is recognized in the period during which the time spots are aired. Revenue from other sources, which may include income from production and other similar activities from time to time, are recognized in the period during which the goods or services are provided.

Trade Transactions

The Company trades certain advertising time for various goods and services. These transactions are recorded at the estimated fair value of the goods or services received. Revenue from trade transactions is recognized when advertisements are broadcast and services or merchandise received are charged to expense or capitalized when received or used. The Company recorded $6.7 million, $5.5 million and $4.1 million of trade revenue for the years ended December 31, 2003, 2002 and 2001, respectively.

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

The Company barters advertising time for certain program material. These transactions, except those involving exchange of advertising time for network programming, are recorded at management’s estimate of the value of the advertising time exchanged, which approximates the fair value of the program material received. The value of advertising time exchanged is estimated by applying average historical advertising rates for specific time periods. The Company recorded $14.1 million, $12.6 million and $14.8 million of barter revenue for the years ended December 31, 2003, 2002 and 2001, respectively, and trade and barter expense of $20.6 million, $18.5 million and $19.2 million for the years ended December 31, 2003, 2002 and 2001, respectively.

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

Intangible Assets

Intangible assets include FCC licenses, network affiliation agreements and goodwill. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) which requires testing goodwill and FCC licenses for impairment on an annual basis or on an interim basis if an event occurs or circumstances change which would reduce the fair value of a reporting unit below its carrying value.

The Company tests the impairment of its goodwill annually or whenever events or changes in circumstances indicate that goodwill might be impaired. The first step of the goodwill impairment test compares the fair value of a station with its carrying amount, including goodwill. The fair value of a station is determined through the use of a discounted cash flow analysis. If the fair value of the station exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of the station exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by performing an assumed purchase price allocation, using the station’s fair value (as determined in Step 1) as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.

NEXSTAR FINANCE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Summary of Significant Accounting Policies—(Continued)

An impairment assessment of goodwill and FCC licenses could be triggered by a significant reduction in operating results or cash flows at one or more of the Company’s television stations, or a forecast of such reductions, a significant adverse change in the advertising marketplaces in which the Company’s television stations operate, or by adverse changes to FCC ownership rules, among others.

The Company completed the annual tests of impairment for goodwill and FCC licenses as of December 31, 2003. This test resulted in no impairment being recognized. As of January 1, 2002 a transitional test was performed as required by SFAS No. 142. The Company recognized an impairment loss of $43.5 million, net of taxes, which was accounted for as a cumulative effect of change in accounting principle in the first quarter of 2002.

In 2003, the Company’s basis of reporting units was changed to be the combined stations in a market as opposed to the individual station, which was used in prior years. The decision to change the reporting unit basis is a result of the Company’s change in internal financial reporting, focus on the market instead of the station and the proportion of markets in which the Company owns or provides services to more than one station. For the markets in which the Company owns or provides services to more than one station, the effect of the LSAs is to consolidate two or more station’s operations and administrative areas in an efficient use of personnel and equipment, incorporating the sharing of assets within the market. The Company believes the change in reporting units is consistent with the Company’s current perspective on how it manages its operations.

The following table presents certain financial information assuming that amortization expense associated with goodwill and FCC licenses was excluded for all periods presented:

	Year ended December 31,
	2003	2002	2001
	(dollars in thousands)
Net loss - as reported	$(64,618)	$(93,585)	$(78,236)
Add:
Goodwill amortization, net of tax	—	—	6,874
Indefinite-lived intangible asset amortization, net of tax	—	—	7,934

Net loss - as adjusted	$(64,618)	$(93,585)	$(63,428)

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

Debt Financing Costs

Debt financing costs represent direct costs incurred to obtain long-term financing and are amortized to interest expense over the term of the underlying debt.

Derivatives and Hedging Activities

The Company uses derivative financial instruments to reduce its cash flow exposure to fluctuations in interest rates on its variable rate debt or to hedge fair value changes attributable to changes in the benchmark interest rate on its fixed rate debt. All derivatives are recognized on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The gains and losses on derivative instruments that are reported in other comprehensive income are reclassified into earnings in the periods in which earnings are affected by movements in the variable rates on the debt agreements. The Company assesses, both at inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting the changes in cash flows or fair value of hedged items. No components of derivative instruments’ gains or losses are excluded from the assessment of hedge effectiveness. The Company assesses hedge effectiveness on a quarterly basis and records the derivative gain or loss related to the ineffective portion of the derivative to current earnings. If the Company determines that the forecasted cash flows of the hedged item are no longer probable of occurring, the Company discontinues hedge accounting for the affected portion of the forecasted transaction, and any unrealized gain or loss on the derivative contract related to the affected portion of the forecasted transaction is recognized in current earnings.

The Company adopted SFAS No. 133, as amended by SFAS No. 138, on January 1, 2001. At the time of adoption, the Company recorded approximately a $0.2 million liability to reflect the fair value of the interest rate swap agreements in effect at the time of adoption in which the Company paid a fixed rate and received a variable rate. The agreements were designated as a hedge of the variable

NEXSTAR FINANCE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Summary of Significant Accounting Policies–(Continued)

cash flow exposure on the Company’s variable rate debt. Correspondingly, the Company recorded a cumulative-effect adjustment of approximately $0.2 million in accumulated other comprehensive loss in accordance with the transition provisions of SFAS No. 133. Of the $0.2 million recorded in accumulated other comprehensive loss, all of it was reclassified into earnings for the year ended December 31, 2001.

Comprehensive Income

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” (“SFAS No. 130”) requires the display of comprehensive income or loss and its components as part of the Company’s full set of financial statements. Comprehensive income or loss is comprised of net income or loss and other comprehensive income or loss. Other comprehensive income or loss includes certain changes in equity that are excluded from net income, such as translation adjustments and unrealized holding gains and losses on available-for-sale marketable securities and certain derivative instruments, net of tax.

As of December 31, 2003 and 2002, there were no cumulative net unrealized losses recorded in other comprehensive loss. Upon adoption of SFAS No. 133, on January 1, 2001, the Company recorded other comprehensive loss of $0.2 million to recognize the fair value of all derivatives that were designated as cash flow hedging instruments of the Company’s variable rate debt. As of December 31, 2001, the cumulative net unrealized losses recorded in other comprehensive loss were $3.7 million. The derivatives which gave rise to the other comprehensive loss in 2001 expired in 2002.

Advertising Expense

The cost of advertising is expensed as incurred. The Company incurred advertising costs in the amount of $2.1 million, $2.7 million and $2.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, broadcast rights payable, accounts payable and accrued expenses approximates fair value due to their short-term nature. The fair value of derivative financial instruments is obtained from financial institution quotes. The interest rates on the Company’s term loan and revolving credit facilities are adjusted regularly to reflect current market rates. Accordingly, the carrying amount of the Company’s term loan and revolving credit facilities approximates fair value. See Note 8 for the fair value of fixed rate debt.

Accounting for Income Taxes

Nexstar is a corporation and is subject to income taxes and accounts for income taxes under the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. A valuation allowance is applied against net deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Prior to the reorganization, Nexstar’s predecessor and most of its subsidiaries were taxed as a partnership. However, subsidiaries purchased in stock transactions remained separate taxable entities. As a result of the reorganization, all of the stations reside in one taxable entity, allowing the assets and liabilities giving rise to deferred taxes the right to offset and thereby reducing the valuation allowance.

Units Subject to Mandatory Redemption

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). The statement addresses financial accounting and reporting for financial instruments with characteristics of both liabilities and equity and is effective at the beginning of the first interim period beginning after June 15, 2003. As of July 1, 2003, Nexstar adopted SFAS No. 150 and reclassified its mandatorily redeemable preferred and common units as a liability and recorded $2.6 million as a cumulative effect of change in accounting principle. Additionally, during the last six months of 2003, the Company recorded $0.5 million to interest expense to reflect the change in fair value of the liability. Nexstar redeemed all of its redeemable preferred and common units on December 30, 2003.

3.	Acquisitions

During 2003, 2002 and 2001, the Company made the acquisitions set forth below. With the exception of the Quorum acquisition which was accounted for as a pooling of interests, each acquisition has been accounted for under the purchase method and, accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair value on the acquisition date. For each of the acquisitions accounted for under the purchase method, the consolidated financial statements include the operating results of each business from the date of acquisition. For the Quorum acquisition accounted for as a pooling of interests, the consolidated financial statements for all periods presented have been restated accordingly.

NEXSTAR FINANCE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Acquisitions—(Continued)

KODE

On December 31, 2001, Mission entered into a TBA with GOCOM Broadcasting of Joplin, L.L.C. (“GOCOM”), a subsidiary of a company now known as Piedmont Holdings, LLC, and simultaneously entered into a purchase agreement to acquire substantially all of the assets of KODE for $14.0 million. Pursuant to the terms of the purchase agreement, Mission made a down payment of $6.0 million against the purchase price on December 31, 2001 and paid the remaining $8.0 million upon the consummation of the acquisition on September 30, 2002, exclusive of transaction costs. KODE is the ABC-affiliated television station in Joplin, Missouri. The acquisition has been accounted for under the purchase method and, accordingly, the purchase price was allocated to assets and liabilities acquired based on their estimated fair value on the acquisition date. The TBA was terminated upon the closing of the acquisition and non-recurring TBA fees in the amount of $0.3 million are included in the consolidated financial statements of the Company for the year ended December 31, 2002.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Mission obtained third-party valuations of certain acquired intangible assets.

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

On June 13, 2003, Mission entered into an SSA with KTAB, a Nexstar-owned station in the Abilene- Sweetwater, Texas market, whereby KTAB provides news production, technical maintenance and security for KRBC and KSAN. As a result of the SSA with KTAB, Mission should be able to reduce overhead costs associated with operations at KRBC and KSAN.

NEXSTAR FINANCE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Acquisitions––(Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Mission obtained third-party valuations of certain acquired intangible assets.

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

The acquisition was accounted for under the purchase method and accordingly the purchase price was allocated to assets acquired and liabilities assumed based on their fair values at August 1, 2003. Nexstar obtained third-party valuations of certain acquired intangible assets.

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

QUORUM

On September 12, 2003, Nexstar Broadcasting Group, L.L.C. (“Nexstar Group”), Nexstar’s former parent, signed a definitive agreement to acquire all of the direct and indirect subsidiaries of Quorum. Quorum owned and operated 11 television stations and provided management, sales or other services to an additional five stations, primarily in medium-sized markets. On the same date, Nexstar Group also entered into a management and consulting services agreement with Quorum pursuant to which Nexstar Group perform certain management functions pending completion of the purchase. Nexstar Group received no compensation under the management agreement. Nexstar Group was, however, reimbursed for any expenses incurred. On December 30, 2003, Nexstar Broadcasting Group, Inc. (Nexstar Group merged into Nexstar Broadcasting Group, Inc. on November 28, 2003) completed the acquisition of the Quorum subsidiaries. The Quorum acquisition was structured as a merger of Quorum’s direct subsidiaries with and into Nexstar Broadcasting Group, Inc., our ultimate parent, and a contribution to and subsequent merger of Quorum’s indirect subsidiaries with and into Nexstar Broadcasting, Inc., our wholly-owned subsidiary. The consideration for the merger consisted of a combination of cash and shares of common stock of Nexstar Group.

NEXSTAR FINANCE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Acquisitions––(Continued)

The consideration for the merger consisted of a combination of cash, shares of common stock of Nexstar Broadcasting Group, Inc. and the assumption of debt. On December 30, 2003, Nexstar repaid $40.6 million of outstanding borrowings and accrued interest under Quorum’s revolving credit facility, $71.6 million of outstanding borrowings and accrued interest under Quorum’s term loan and an aggregate amount of $39.5 million of outstanding principal, accrued interest and call premium on Quorum’s 15% discount notes (“15% notes”). The merger constituted a tax-free reorganization and has been accounted for as a merger under common control in a manner similar to pooling of interests. Accordingly, Nexstar’s financial statements herein have been restated to include the financial results of all the Quorum subsidiaries for all periods presented.

The selected unaudited pro forma consolidated information for the years ended December 31, 2003, 2002 and 2001, determined as if the acquisitions, described above, had occurred on January 1, of each year as follows:

	Year Ended December 31, 2003		Year Ended December 31, 2002		Year Ended December 31, 2001(1)
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
Net broadcast revenue (excluding trade and barter)	$193,543	$194,809	$188,118	$211,461	$157,800	$162,683
Total net revenue	214,332	215,598	206,277	229,868	176,719	182,080
Income (loss) from operations	(3,962)	(9,088)	21,264	18,308	(11,086)	(11,533)
Net loss before cumulative effect of change in accounting principle	(62,041)	(67,499)	(50,115)	(56,366)	(78,236)	(79,393)
Cumulative effect of change in accounting principle, net of tax	(2,577)	(2,577)	(43,470)	(43,470)	—	—
Net loss	(64,618)	(70,076)	(93,585)	(99,836)	(78,236)	(79,393)

(1)	The year ended December 31, 2001 pro forma amounts do not include the results of Midwest for the twelve days prior to acquisition on January 12, 2001 because the amounts are de minimis. As a result, the Midwest acquisition has no pro forma effect in the table set forth above.

The selected unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of results of operations in future periods or results that would have been achieved had the Company and the acquired stations been combined during the specified periods.

4.	Operating and Management Agreements

In 2003, 2002 and 2001, the Company had the following arrangements:

KARD

On March 21, 2001, Quorum entered into a JSA with Piedmont Television of Monroe/El Dorado LLC (previously known as GOCOM Television of Quachita, LLC) (“Piedmont”), the licensee of a television station in El Dorado, Arkansas. The term of the JSA with Piedmont is 10 years and shall be extended automatically for two additional 10-year terms unless the agreement is otherwise terminated. Under the JSA, Quorum permits Piedmont to sell to advertisers all of the time available for commercial advertisements of its television station KARD in the related market. During the term of the JSA, Piedmont is obligated to pay Quorum a monthly fee as mutually agreed upon. Concurrent with the JSA, Quorum entered into an SSA with Piedmont.

In connection with these agreements, on March 21, 2001, Quorum entered into a right of first refusal agreement with Piedmont. In the event that either the Company or Piedmont receives a solicited or unsolicited bona fide offer for the acquisition of its station by a third party, the station owner shall abide by the mutually agreed upon terms and conditions as stated in the agreement. The exercise of this agreement will be permitted solely in accordance with the Communications Act and all applicable rules, regulations and policies of the FCC and is subject to prior FCC consent. The terms of this agreement shall continue and be in effect for as long as the JSA shall be in effect.

KODE

On December 31, 2001, Mission entered into a TBA with GOCOM, a subsidiary of a company now known as Piedmont Holdings, LLC. The revenue and expenses associated with the operations of KODE (exclusive of depreciation and amortization expense) are included in the consolidated financial statements of the Company. The TBA was terminated upon the closing of the acquisition and non-recurring TBA fees in the amount of $0.3 million are included in the consolidated financial statements of Company.

NEXSTAR FINANCE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Operating and Management Agreements —(Continued)

WYZZ

Effective December 1, 2001, Nexstar entered into an outsourcing agreement with a subsidiary of Sinclair Broadcast Group, Inc. (“Sinclair”) to provide certain engineering, production, sales and administrative services for WYZZ, the Fox affiliate in Peoria, Illinois. Pursuant to this agreement, the parties share the combined broadcast cash flow, as defined in the agreement, generated by WYZZ and Nexstar-owned WMBD. The outsourcing agreement expires in December 2008, but at any time it may be cancelled by either party upon 180 days written notice. Nexstar has evaluated its arrangement with Sinclair under FIN No. 46 and has determined that it is not the primary beneficiary of WYZZ. WYZZ has total assets of $0.5 million as of December 31, 2003.

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

KARK and WDHN

On December 30, 2002, Nexstar entered into a purchase agreement and time brokerage agreements with two subsidiaries of Morris Multimedia, Inc., which owned KARK, the NBC affiliate in Little Rock-Pine Bluff, Arkansas, and WDHN, the ABC affiliate in Dothan, Alabama. Operations under the time brokerage agreements commenced on February 1, 2003. On August 1, 2003, Nexstar completed the acquisition of the stations and terminated the time brokerage agreements.

WBAK

On May 9, 2003, Mission entered into a time brokerage agreement with Bahakel Communications and certain of its subsidiaries relating to WBAK and simultaneously entered into a purchase agreement to acquire substantially all of the assets of WBAK, the Fox affiliate in Terre Haute, Indiana, for $3.0 million. Operations under the time brokerage agreement commenced on May 9, 2003 and will terminate upon purchase of the station. Pursuant to the terms of the purchase agreement, Mission made a down payment of $1.5 million against the purchase price, which was funded from Mission’s senior credit facilities. The $1.5 million down payment has been included in noncurrent assets as of December 31, 2003. Additionally, Mission entered into a shared services agreement with Nexstar, effective May 9, 2003, as amended, whereby Nexstar-owned WTWO may provide certain services to Mission for WBAK, including news production, technical maintenance and security in exchange for monthly payments from Mission. Mission also entered into a joint sales agreement, effective May 9, 2003, as amended, whereby Nexstar-owned WTWO purchases all of the advertising time on WBAK and retains the advertising revenue in return for payments to Mission. The acquisition is expected to close in the second quarter of 2004. Mission has evaluated its arrangement with Bahakel Communication under FIN No. 46 and has determined that it is the primary beneficiary of WBAK. Mission has therefore consolidated the financial position and results of operations of WBAK since May 9, 2003. Therefore, pursuant to FIN No. 46, Bahakel’s ownership is currently reflected as minority interest in these consolidated financial statements. Total assets of $3.6 million related to WBAK are included under the provisions of FIN No. 46.

KPOM/KFAA

On October 13, 2003, Nexstar entered into a purchase agreement to acquire substantially all of the assets of KPOM/KFAA, the NBC affiliate in Fort Smith-Fayetteville-Springdale-Rogers, Arkansas, from J.D.G. Television, Inc. for $17.0 million, exclusive of transaction costs. Operations under a time brokerage agreement between Nexstar and J.D.G. Television, Inc. began on October 16, 2003. Pursuant to terms of the purchase agreement, Nexstar made a down payment of $10.0 million against the purchase price on October 16, 2003, which was funded from available cash. The $10.0 million down payment has been included in noncurrent assets as of December 31, 2003. The acquisition is expected to close in the third quarter of 2004, subject to FCC consent. Nexstar has evaluated its arrangement with J.D.G. Television, Inc. under FIN No. 46 and has determined that it is the primary beneficiary of KPOM/KFAA. The Company has therefore consolidated the financial position and results of operations of KPOM/KFAA since October 16, 2003. Therefore, pursuant to FIN No. 46, J.D.G. Television, Inc.’s ownership is currently reflected as minority interest in these consolidated financial statements. Total assets of $16.9 million related to KPOM/KFAA are included under the provisions of FIN No. 46.

Under these agreements, the Company pays for certain operating expenses of the respective stations, except for WYZZ, and therefore may have unlimited exposure to any potential operating losses. Mission is responsible for reimbursing all of the operating expenses at WBAK and may ultimately have unlimited exposure to potential operating losses. The Company will continue to operate the stations under the time brokerage, shared services, joint sales and outsourcing agreements until the termination of such agreements.

NEXSTAR FINANCE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Quorum

On September 12, 2003, Nexstar Group, Nexstar’s former parent, signed a definitive agreement to acquire all of the subsidiaries of Quorum Broadcast Holdings, LLC (“Quorum”). Quorum owned and operated 11 television stations and provided management, sales or other services to an additional five stations, primarily in medium-sized markets. On the same date, Nexstar Group also entered into a management and consulting services agreement with Quorum pursuant to which Nexstar Group performed certain management functions pending completion of the purchase. Nexstar Group received no compensation under the management agreement. Nexstar Group was, however, reimbursed for any expenses incurred.

On December 30, 2003, Nexstar Broadcasting Group, Inc. (Nexstar Group merged into Nexstar Broadcasting Group, Inc. on November 28, 2003) completed the acquisition of the Quorum subsidiaries. The Quorum acquisition was structured as a merger of Quorum’s direct subsidiaries with and into Nexstar Broadcasting Group, Inc., our parent, and a contribution to and subsequent merger of Quorum’s indirect subsidiaries with and into Nexstar Broadcasting, Inc., our wholly-owned subsidiary. The consideration for the merger consisted of a combination of cash, shares of common stock of Nexstar Broadcasting Group, Inc. and the assumption of debt. On December 30, 2003, Nexstar repaid $40.6 million of outstanding borrowings and accrued interest under Quorum’s revolving credit facility, $71.6 million of outstanding borrowings and accrued interest under Quorum’s term loan and an aggregate amount of $39.5 million of outstanding principal, accrued interest and call premium on Quorum’s 15% discount notes (“15% notes”). The merger constituted a tax-free reorganization and has been accounted for as a merger under common control in a manner similar to pooling of interests. Accordingly, Nexstar’s financial statements herein have been restated to include the financial results of all the Quorum subsidiaries for all periods presented.

5.	Related Party Transactions

Guaranty—Chief Executive Officer

Pursuant to a continuing guaranty agreement dated June 16, 2001 with Nexstar’s primary lender, Nexstar guaranteed a $3.0 million non-revolving line of credit to its president and chief executive officer to enable him, among other uses, to purchase equity interests of Nexstar. The line of credit was full-recourse to the officer. The officer repaid the loan in full in December 2003 and the guaranty was terminated.

6.	Property and Equipment

	Estimated useful life (years)	December 31,

		2003	2002
Buildings and building improvements	39	$29,647	$28,054
Land and land improvements	N/A-39	6,185	5,376
Leasehold improvements	term of lease	2,857	2,384
Studio and transmission equipment	5-15	116,966	105,591
Office equipment and furniture	5-7	14,582	12,822
Vehicles	5	7,487	6,420
Construction in progress	N/A	1,076	524

		178,800	161,171
Less: accumulated depreciation		(86,982)	(80,565)

Property and equipment, net of accumulated depreciation		$91,818	$80,606

The Company recorded depreciation expense in the amounts of $20.5 million, $23.1 million and $23.2 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Sale of Towers

        On May 11, 2001, Quorum sold certain of its telecommunications tower facilities for total net cash consideration of $21.1 million. The proceeds from the sale of the towers were applied to the outstanding amount owed under the Quorum credit facilities (see Note 8). Quorum entered into an operating lease for tower space. In 2001, Quorum recorded a deferred gain of $9.1 million on the sale, which is being recognized ratably over the lease term.

NEXSTAR FINANCE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Intangible Assets and Goodwill

	Estimated useful life (years)
		December 31,
		2003	2002
Network affiliation agreements	15	$327,170	$282,178
FCC licenses	indefinite	158,098	122,359
Debt financing costs	term of debt	19,320	21,115
Other intangible assets	1-15	44,394	38,715

		548,982	464,367
Less: accumulated amortization		(146,768)	(123,478)

Intangible assets, net of accumulated amortization		402,214	340,889
Goodwill	indefinite	135,899	92,596

Intangible assets and goodwill, net		$538,113	$433,485

Total amortization expense from definite-lived intangibles (excluding debt financing costs) for the years ended December 31, 2003 and 2002 was $24.9 million and $21.8 million, respectively. The estimated useful life of network affiliation agreements contemplates renewals of the underlying agreements based on Nexstar’s and Mission’s historical ability to renew such agreements without significant cost or modifications to the conditions from which the value of the affiliation was derived. These renewals can result in estimated useful lives of individual affiliations ranging from 12 to 20 years. Management has determined that 15 years is a reasonable estimate within the range of such estimated useful lives. The carrying value of indefinite-lived intangibles, excluding goodwill, at December 31, 2003 and 2002 was $140.7 million and $100.6 million, respectively. The use of an indefinite life for FCC licenses contemplates the Company’s historical ability to renew their licenses, that such renewals generally may be obtained indefinitely and at little cost, and that the technology used in broadcasting is not expected to be replaced in the foreseeable future. Therefore, cash flows derived from the FCC licenses are expected to continue indefinitely. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles, including debt financing costs, recorded on its books as of December 31, 2003:

Year ending December 31,
2004	$26,433
2005	25,096
2006	23,956
2007	23,919
2008	23,919

The change in the carrying amount of goodwill for the year ended December 31, 2003 is as follows:

Balance as of January 1, 2003	$92,596
Acquisitions	43,303

Balance as of December 31, 2003	$135,899

8.	Debt

Long-term debt consists of the following:

	December 31,
	2003	2002
Term loans	$195,000	$160,225
Revolving credit facilities	10,000	99,746
12% senior subordinated notes due 2008, net of discount of $4,486 and $5,238	155,514	154,762
7% senior subordinated notes due 2014	125,000	—
15% senior discount notes due 2009	—	27,948
16% senior discount notes due 2009, net of discount of $8,126 and $12,481	28,862	24,507
11.375% senior discount notes due 2013	81,255	—
SFAS No. 133 hedge accounting adjustment	3,307	4,092

	598,938	471,280
Less: current portion	(1,950)	(23,067)

	$596,988	$448,213

The Nexstar Senior Secured Credit Facilities

On January 12, 2001, Nexstar Broadcasting entered into senior secured credit facilities (the “Nexstar credit facilities”) with a group of commercial banks. The terms of the credit agreement provided for a revolving credit facility (the “Nexstar revolver”) in the amount of $122.0 million and a term loan facility (the “Nexstar term loan”) in the amount of $110.0 million. The revolving credit facility was reduced to $72.0 million after the issuance of Nexstar Broadcasting’s senior subordinated notes discussed below. The credit facilities were subsequently amended on June 14, 2001 to allow for a $50.0 million Term A facility, a $75.0 million Term B facility and a $57.0

NEXSTAR FINANCE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million revolving facility. On November 14, 2001, the credit facilities were further amended to adjust certain financial covenants effective for the period ended September 30, 2001 and future periods because Nexstar Broadcasting was not in compliance with the consolidated total leverage ratio as of September 30, 2001, due in large part to the negative impact on advertising revenue resulting from the events of September 11, 2001, and Nexstar Broadcasting anticipated non-compliance in future periods. The amendment also reduced the revolving facility to $42.0 million. On June 5, 2002, the Nexstar Broadcasting credit facilities were amended again to allow Nexstar to undertake the reorganization and other transactions related to the proposed initial public offering by Nexstar Broadcasting Group, Inc., including the redemption of the preferred membership interests of Nexstar Broadcasting Group, Inc. Prior to the refinancing described below, the Nexstar Broadcasting’s revolver and Term A facility would have matured on January 12, 2007 and Nexstar Broadcasting’s Term B facility would have matured on July 12, 2007. Any excess amount outstanding at the time of a mandatory reduction would have been payable at that time.

On February 13, 2003, Nexstar Broadcasting obtained new senior secured credit facilities (the “New Nexstar Facilities”). The New Nexstar Facilities consist of a $130.0 million term loan and a $50.0 million revolver. Nexstar Broadcasting used the proceeds from the term loan to refinance its existing senior secured credit facilities, pay related debt financing costs and provide additional working capital. The terms of these senior credit facilities, including covenants, interest rate and maturity, were substantially similar to the terms of our amended senior credit facilities as described below.

On December 30, 2003, in conjunction with the Quorum merger by Nexstar Broadcasting Group, Inc. and private placement of senior subordinated notes by Nexstar Broadcasting, Nexstar Broadcasting amended its senior secured credit facilities (the “Amended Nexstar Facilities”). The Amended Nexstar Facilities consist of a $55.0 million term loan and a $50.0 million revolver. Nexstar Broadcasting used the proceeds to refinance its existing senior secured credit facilities, pay for related debt financing costs and finance the Quorum acquisition, including the refinancing of all debt of Quorum’s subsidiaries. Financial covenants under the Amended Nexstar Facilities include a total combined leverage ratio of Nexstar Broadcasting and Mission of 7.00 times the last twelve months operating cash flow (as defined in the credit agreement) through December 30, 2004 and a senior combined leverage ratio of Nexstar Broadcasting and Mission of 4.00 times the last twelve months operating cash through December 30, 2004. Covenants also include, among others, an interest coverage ratio of 1.50 to 1.00 through June 29, 2004 and a fixed charge coverage ratio of 1.15 to 1.00. The term loans amortize at 1% annually in years 2004 through 2009, with the remaining 94% due in 2010. The outstanding principal amount on the revolving loans mature on December 31, 2009. As of December 31, 2003, Nexstar Broadcasting had drawn $55.0 million on its term loan and $7.0 million under its revolver. Interest rates associated with the Amended Nexstar Facilities are based, at the option of Nexstar Broadcasting, on (i) the higher of the prevailing prime rate or the Federal Funds Rate plus 0.50% plus an applicable margin or (ii) LIBOR plus an applicable margin, as defined in the credit agreement (ranging from 5.00% to 5.25% at December 31, 2003). Interest is fixed for a period ranging from one month to 12 months, depending on availability of the interest basis selected, except if Nexstar Broadcasting selects a prime-based loan, in which case the interest rate will fluctuate during the period as the prime rate fluctuates. Interest is payable periodically based on the type of interest rate selected. In addition, Nexstar Broadcasting is required to pay quarterly commitment fees on the unused portion of its revolver loan commitment based on the Company’s leverage ratio for that particular quarter. The Nexstar Broadcasting term loan is subject to scheduled mandatory repayments, and the Nexstar Broadcasting revolver is subject to scheduled mandatory commitment reductions commencing in 2004. The borrowings under the Nexstar Broadcasting credit facilities are guaranteed by each existing and subsequently acquired or organized subsidiary of Nexstar Broadcasting and by Mission.

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

On February 13, 2003, Mission obtained new senior secured credit facilities (the “New Mission Facilities”). The New Mission Facilities consist of a $55.0 million term loan and a $30.0 million revolver. Mission used the proceeds from the loans to refinance its existing senior secured credit facility, pay related debt financing costs and provide additional working capital. The terms of these senior credit facilities, including covenants, interest rate and maturity, were substantially similar to the terms of our amended senior credit facilities as described below.

On December 30, 2003, Mission amended its senior secured credit facilities (the “Amended Mission Facilities”). The Amended Mission Facilities consist of a $140.0 million term loan and a $30.0 million revolver. Mission used the proceeds to refinance their existing senior secured credit facilities, pay for related debt financing costs and finance the VHR acquisition. The term loan amortizes at 1% annually in years 2004 through 2009, with the remaining 94% due in 2010. The

NEXSTAR FINANCE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Debt – (Continued)

outstanding principal amount on the revolving loans mature on December 31, 2009. As of December 31, 2003, Mission had drawn $140.0 million on its term loan and $3.0 million under its revolver. Interest rates associated with the New Mission Facilities are based, at the option of Mission, on (i) the higher of the prevailing prime rate or the Federal Funds Rate plus 0.50% plus an applicable margin or (ii) LIBOR plus an applicable margin, as defined in the credit agreement (ranging from 5.25% to 5.50% at December 31, 2003). Interest is fixed for a period ranging from one month to 12 months, depending on availability of the interest basis selected, except if Mission selects a prime-based loan, in which case the interest rate will fluctuate during the period as the prime rate fluctuates. Interest is payable periodically based on the type of interest rate selected. In addition, Mission is required to pay quarterly commitment fees on the unused portion of the Mission revolver loan commitment based on the combined leverage ratio of Nexstar and Mission for that particular quarter. The Mission term loan is subject to scheduled mandatory repayments, and the Mission revolver is subject to scheduled mandatory commitment reductions commencing in 2004. Nexstar guarantees full payment of any obligations outstanding in the event of Mission’s default.

Based on borrowing rates currently available to Mission for bank loans with similar terms and average maturities, the fair value of Mission’s credit facilities approximates their carrying value.

The Quorum Credit Facilities

On April 16, 1999, Quorum entered into a credit agreement (the “Quorum credit facilities”) for a $168.0 million term loan, $75.0 million acquisition credit facility and a $72.0 million revolving credit facility. Quorum entered into various amendments to the Quorum credit facilities since its commencement date. On December 30, 2003, all outstanding borrowings and accrued interest under the Quorum credit facilities were repaid in full.

Senior Subordinated Notes

On March 16, 2001, Nexstar Broadcasting issued $160.0 million of 12% senior subordinated notes (the “12% notes”) at a price of 96.012%. The 12% notes mature on April 1, 2008. Interest is payable every six months in arrears on April 1 and October 1. The 12% notes are guaranteed by all of the domestic existing and future restricted subsidiaries of Nexstar Broadcasting and by Mission. They are general unsecured senior subordinated obligations subordinated to all of the Company’s senior secured credit facilities. The 12% notes are redeemable on or after April 1, 2005, at declining premiums, and Nexstar Broadcasting may redeem, at a premium, up to 35.0% of the aggregate principal amount of the notes before April 1, 2004 with the net cash proceeds from qualified equity offerings. The 12% notes are not redeemable by either the issuer or the note holder between April 1, 2004 and March 31, 2005. The proceeds of the offering were used to partially refinance existing indebtedness of Nexstar and fund working capital needs.

On December 30, 2003, Nexstar Broadcasting issued $125.0 million of 7% senior subordinated notes (the “7% notes”) at par. The 7% notes mature on January 15, 2014. Interest is payable every six months in arrears on January 15 and July 15, commencing on July 15, 2004. The 7% notes are guaranteed by all of the domestic existing and future restricted subsidiaries of Nexstar Broadcasting and by Mission. They are general unsecured senior subordinated obligations subordinated to all of the Company’s senior secured credit facilities. The 7% notes are redeemable on or after January 15, 2009, at declining premiums, and Nexstar Broadcasting may redeem, at a premium, up to 35.0% of the aggregate principal amount of the notes before January 15, 2007 with the net cash proceeds from qualified equity offerings. The 7% notes are not redeemable by either the issuer or the note holder between April 1, 2004 and March 31, 2005. The proceeds of the offering were used to finance the Quorum acquisition.

Senior Discount Notes

On May 15, 2001, Quorum issued 15% senior discount notes for $25 million (the “15% notes”), which would have accreted to $51.5 million on May 15, 2006. Beginning on May 15, 2001, the 15% notes accrued interest at 15% per annum, which was payable semiannually on November 15 and May 15 beginning on November 15, 2006. On November 15, 2006 the note calls for a mandatory redemption of $30.8 million. The remaining balance on the note was due May 15, 2009. In connection with the issuance of the 15% notes, Quorum issued 4,534.6359 Class E units valued at $4.5 million to the note holders. The discount on the 15% notes arising for the allocation of proceeds to the Class E units was amortized to interest expense over the term of the notes. The proceeds from these notes were applied to the outstanding loan amounts under the Quorum credit facilities. On December 30, 2003, the outstanding principal and accrued interest along with a call premium on the 15% notes were paid in full in the aggregate amount of $39.5 million.

On May 17, 2001, Nexstar issued approximately $37.0 million principal amount at maturity of senior discount notes (the “16% notes”) at a price of 54.0373%. The 16% notes mature on May 15, 2009. Each 16% note will have an accreted value at maturity of $1,000. The 16% notes will not begin to accrue cash interest until May 15, 2005 with payments to be made every six months in arrears on May 15 and November 15. They are generally unsecured senior obligations effectively subordinated to all of Nexstar Broadcasting’s senior secured debt and are structurally subordinated to Nexstar Broadcasting’s notes described above. On January 5, 2004, Nexstar redeemed the 16% senior discount notes for a total cash payment of $34.8 million.

NEXSTAR FINANCE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Debt – (Continued)

On March 27, 2003, Nexstar issued $130.0 million principal amount at maturity of senior discount notes (the “new discount notes”) at a price of 57.442%. The new discount notes mature on April 1, 2013. Each new discount note will have an accreted value at maturity of $1,000. The new discount notes will not begin to accrue cash interest until April 1, 2008 with payments to be made every six months in arrears on April 1 and October 1. They are general unsecured senior obligations effectively subordinated to all of Nexstar Broadcasting’s senior secured debt and are structurally subordinated to Nexstar Broadcasting’s notes.

Registration

In September 2001 the 12% notes were registered under the Securities Act of 1933 pursuant to a registration rights agreement.

Fair Value

The fair value of Nexstar’s fixed rate debt is estimated based on quoted market prices for the same or similar issue, or on the current rates offered to Nexstar for debt of the same remaining maturities. The carrying amounts and fair value of fixed rate debt were as follows:

	December 31,
	2003	2002
Carrying amount	$390,631	$207,217
Fair value	432,819	228,859

At December 31, 2003, scheduled maturities of Nexstar and Mission’s debt (undiscounted) are summarized as follows:

2004	$1,950
2005	1,950
2006	1,950
2007	1,950
2008	161,950
Thereafter	487,238

$656,988

Debt Covenants

The bank debt agreements and the notes described above contain covenants which require the Company to comply with certain financial ratios, capital expenditures, cash film payments and other limits. The Company was in compliance with such covenants at December 31, 2003, 2002 and 2001.

Debt Financing Costs

In conjunction with the refinancing of the credit facilities in January 2001, Nexstar and Mission expensed $1.3 million for the year ended December 31, 2001 related to certain debt financing costs. Additionally, the refinancing of the credit facilities of Quorum resulted in the write off of $0.5 million of capitalized debt financing costs. The adoption of SFAS No. 145 did not have a material impact on the financial results of the Company. The refinancing of the senior credit facilities for Nexstar and Mission resulted in the write off during the first quarter of 2003 of $5.8 million of certain debt financing costs capitalized at December 31, 2002. The amendments to the Nexstar and Mission senior secured credit facilities resulted in the write off of $3.1 million of certain debt financing costs during the fourth quarter of 2003. Additionally, the repayment of the Quorum credit facilities on December 30, 2003 resulted in the write off of $1.8 million of capitalized debt financing costs.

Interest Rate Swap Agreements

At December 31, 2003, the Company had in effect an interest rate swap agreement to pay a fixed interest rate and receive a variable interest rate as required by its credit facility agreements, with a notional amount of $93.3 million. The $93.3 million notional swap, while economically being used to hedge the variability of cash flows on a portion of the Company’s variable rate debt, does not qualify for SFAS No. 133 hedge accounting and, thus, is being recorded on the balance sheet at fair value with changes in fair value each period reported in other income and expense. The marking-to-market of this derivative instrument resulted in a recognition of $2.4 million in other income for the year ended December 31, 2003 and a loss of $2.4 million recognized in other expenses for the year ended December 31, 2002. The differential to be paid or received on the swap is accrued as an adjustment to interest expense. The net fair value of the interest rate swap agreement representing the cash the Company would pay to settle the agreement was approximately $3.3 million and $5.6 million at December 31, 2003 and December 31, 2002, respectively.

NEXSTAR FINANCE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Debt – (Continued)

On June 13, 2003, the Company terminated a notional interest rate swap contracts in the amount of $80.0 million. The notional interest rate swap agreement, while being used to mitigate the impact of the variability of interest rates on the Quorum credit facilities, did not qualify for SFAS No. 133 hedge accounting and, thus, was recorded on the balance sheet at fair value with changes in fair value each period reported in other income and expense. Other income and expense for the years ended December 31, 2003 and 2002 includes a gain of $1.3 million and $1.1 million, respectively, from marking-to-market of these derivative instruments. The net fair value of interest rate swap agreement was approximately $1.3 million at December 31, 2002.

On June 13, 2003, Quorum entered into an interest rate collar agreement for a notional amount of $60.0 million through September 13, 2003 and $40.0 million from September 13, 2003 through December 13, 2004. Under the agreement the ceiling and floor interest rates are 2.5% and 0.88%, respectively. The net fair value of the agreement as of December 31, 2003 is not material.

In August 2002, the Company terminated a $60.0 million notional interest rate swap contract to receive a fixed rate of 12.0% and pay a LIBOR-based variable rate of interest. The interest rate swap contract had been designed as a fair value hedge of the benchmark interest rate in Nexstar Finance’s $160.0 million, 12% senior subordinated notes, which resulted in an adjustment to the notes of $4.3 million pursuant to the requirements of SFAS No. 133. The adjustment to the notes is being amortized as an adjustment to interest expense over the period originally covered by the swap contract.

9.	Convertible Subordinated Promissory Notes Due to Related Parties

On April 30 and May 4, 2001, Quorum issued convertible subordinated notes (the “ABRY Note IV”) for $3 million and $22 million, respectively, to ABRY Broadcast Partners III, L.P. (“ABRY”). Quorum, in conjunction with the subordinated debt, issued 816.21646 and 5,985.59738 shares of Class E units valued at $0.8 million and $6.0 million, respectively. The notes were convertible only if Quorum did not repay the notes. The discount on the ABRY Note IV arising from the allocation of proceeds to the Class E units was amortized to interest expense over the term of the notes. The indebtedness of the ABRY Note IV was subordinated to the prior payment of the Quorum credit facilities and the 15% Notes. The ABRY Note IV accrued interest at 15% per annum and was due on November 4, 2002. On November 4, 2002 the principal and unpaid interest accrued converted into equity, and a contingent beneficial conversion feature of $5.3 million was recorded as interest expense.

10.	Mandatorily Redeemable Preferred and Common Units

On June 23, 2000, Quorum issued 40,000 Series A Redeemable Preferred Units (“Series A Preferred Units”) in the amount of $34.0 million.

On February 28, 2002, Quorum issued 5,000 Series B Preferred Units (“Series B Preferred Units”). In connection with the issuance the Company issued 4,111 Redeemable Class E common Units (“Class E Units”). The total proceeds on the issuance were $5.0 million. The Series B Preferred Units and Class E Units were valued at $2.7 million and $2.3 million, respectively.

On November 4, 2002, Quorum issued 31,057 Series B Preferred Units valued at $31.1 million upon conversion of the subordinated convertible promissory notes (see Note 9).

The holders of Class E Units were entitled to require Quorum to redeem all of the outstanding Class E Units at fair market value on or before June 23, 2010. The carrying value of the Class E Units was recorded at redemption value at December 31, 2002.

Upon the adoption of SFAS No. 150 as of July 1, 2003, the Company reclassified all outstanding redeemable preferred and common units as a liability. Authorized and outstanding as of July 1, 2003 were the following redeemable preferred and common units: Series A Preferred Units, Series B Preferred Units, and Class E common Units.

On November 28, 2003 in connection with the initial public offering by Nexstar Broadcasting Group, Inc. and on December 30, 2003, upon the consummation of the merger with Quorum, Nexstar redeemed all outstanding preferred units and Class E units in full in the amount of $155.8 million and $7.9 million respectively.

11.	Common Stock and Member’s Interest

Nexstar is 100% owned and controlled by one stockholder, Nexstar Broadcasting Group, Inc. (See Note 1). Nexstar Broadcasting Group, Inc. owns all 1,000 shares of issued and outstanding common stock at December 31, 2003. Nexstar has 1,000 authorized shares at December 31, 2003.

In March, 2002, Nexstar made a $1.4 million distribution to Nexstar Broadcasting Group, Inc. In March 2003, Nexstar made a $1.5 million distribution to Nexstar Broadcasting Group, Inc. Additionally, in December 2003, Nexstar received a capital contribution of $72.8 million consisting of part of the net proceeds from the issuance of common stock by Nexstar Broadcasting Group, Inc.

NEXSTAR FINANCE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	Income Taxes

The provision for income taxes charged to continuing operations was as follows at December 31:

	2003	2002	2001
Current tax (expense) benefit:
Federal	$(220)	$(139)	$307
State	(430)	(28)	(969)

	(650)	(167)	(662)

Deferred tax (expense) benefit:
Federal	10,962	(2,505)	605
State	2,049	5	(554)

	13,011	(2,500)	51

Net tax (expense) benefit	$12,361	$(2,667)	$(611)

The Company recognized a current tax benefit for the year ended December 31, 2001 as a result of a tax loss generated by a certain wholly-owned corporate entity which will be carried back to prior years to create current refunds. A portion of the deferred tax benefit represents a reduction of the deferred tax liability primarily on the Company.

The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate for the years ended December 31 with the differences summarized below:

	2003	2002	2001
Tax benefit at statutory rates	$26,316	$16,607	$27,169
Change in valuation allowance	1,887	(12,741)	(16,203)
Income earned by a partnership not subject to corporate income tax	(12,967)	(7,077)	(11,192)
Interest expense	—	(894)	(691)
State and local taxes, net of federal benefit	165	2,108	1,136
Change in tax status	(2,691)	—	—
Other, net	(349)	(670)	(830)

Net tax (expense) benefit	$12,361	$(2,667)	$(611)

The components of the net deferred tax liability are as follows at December 31:

	2003	2002	2001
Net operating loss carryforwards	$61,791	$44,812	$34,421
Property and equipment	(3,154)	(2,617)	(3,545)
Intangible assets	(24,671)	4,836	1,810
Other	7,904	4,306	4,670
Valuation allowance	(69,045)	(61,304)	(44,823)

Net deferred tax liability	$(27,175)	$(9,967)	$(7,467)

At December 31, 2003, the Company has federal and state net operating loss carryforwards available of approximately $161.3 million and $119.4 million, respectively, to reduce future taxable income. These net operating losses begin to expire in 2005 if not utilized.

The Company has provided a valuation allowance for certain deferred tax assets. The valuation allowance increased by $21,651 related to the generation of net operating losses and other deferred tax assets, the benefit of which may not be realized. As a result of the reorganization, all of the subsidiaries now reside in a single taxable entity, allowing the assets and liabilities giving rise to deferred taxes the right to offset thereby reducing the valuation allowance by $23,538. In addition, the valuation allowance increased by $9,628 related to the incorporation of certain entities that were partnerships.

NEXSTAR FINANCE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	Income Taxes – (Continued)

A corporation that undergoes a “change of ownership” pursuant to section 382 of the Internal Revenue Code is subject to limitations on the amount of its net operating loss carryforwards which may be used in the future. No assurance can be given that an ownership change will not occur as a result of other transactions entered into by the Company, or by certain other parties over which the Company has no control. If a “change in ownership” for income tax purposes occurs, the Company’s ability to use “pre-change losses” could be postponed or reduced, possibly resulting in accelerated or additional tax payments which, with respect to tax periods beyond 2003, could have a material adverse impact on the Company’s financial position or results of operations.

13.	Commitments and Contingencies

Broadcast Rights Commitments

Broadcast rights acquired for cash and barter under license agreements are recorded as an asset and a corresponding liability at the inception of the license period. Future minimum payments arising from unavailable current and future broadcast license commitments outstanding are as follows at December 31, 2003:

2004	$2,473
2005	4,865
2006	2,811
2007	1,375
2008	291
Thereafter	86

Future minimum payments for unavailable cash broadcast rights	$11,901

Unavailable broadcast rights commitments represent obligations to acquire cash and barter program rights for which the license period has not commenced and, accordingly, for which no asset or liability has been recorded.

Digital Conversion

FCC regulations required television stations to commence digital operations by May 1, 2002, in addition to continuing their analog operations, unless an extension of time was granted. The Company received extensions of time to begin digital operations at all of the stations it owns except WCIA and WCFN, which met the May 1, 2002 deadline, and WQRF, WFXV and Mission owned WFXP, which were not required to seek an extension of time because the FCC has not yet issued a DTV construction permit to these stations. As of July 1, 2003, all of our and Mission’s stations are broadcasting a low-power DTV signal, except WFXV and WQRF, which are not required to do so. WYZZ, which is owned by Sinclair Broadcast Group, Inc., also is broadcasting a low-power digital television signal. WBAK, which Mission is expected to acquire from Bahakel Communications in the second quarter of 2004, had an extension of time until March 24, 2004 and timely requested a further extension from the FCC which remains pending to construct digital facilities. KPOM, which Nexstar is expected to acquire from J.D.G. Television, Inc. in the third quarter of 2004, pending FCC consent, is broadcasting a low-power digital signal. KFAA, which Nexstar also is expected to acquire from J.D.G. Television, Inc. in the third quarter of 2004, pending FCC consent, has not yet initiated digital broadcasting. KFAA has applied for an extension of time to construct digital facilities and will have at least six months from the date the FCC acts on its application to construct its digital facilities. The digital conversion required an average initial capital expenditure of $0.2 million per station for low-power transmission of a digital signal, and we estimate that it will require an average additional capital expenditure of $0.7 million per station to modify the transmitter for full-power digital signal transmission. Digital conversion expenditures were $1.6 million and $3.4 million for the years ended December 31, 2002 and 2003, respectively. We anticipate that digital conversion expenditures will be funded through available cash on hand and cash generated from operations.

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

NEXSTAR FINANCE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	Commitments and Contingencies – (Continued)

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, there are no liabilities recorded for these agreements as of December 31, 2002 and 2003.

When, as part of an acquisition, the Company acquires all of the assets and liabilities or all of the stock of a company, the Company assumes the liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments that could be required to be made by the Company for such obligations is undeterminable at this time.

In connection with most of the Company’s acquisitions, the Company enters into local service agreements for specified periods of time, usually six months, whereby the Company indemnifies the owner and operator of the television station, their employees, agents and contractors from liability, claims, and damages arising from the activities of operating the television station under such agreements. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable at this time. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements.

Operating Leases

The Company leases office space, vehicles, towers, antennae sites, studio and other operating equipment under noncancelable operating lease arrangements expiring through May 2027. Charges to operations for such leases aggregated $3.7 million, $2.8 million and $1.8 million for the years ended December 31, 2003, 2002 and 2001, respectively. Future minimum lease payments under these operating leases are as follows at December 31, 2003:

2004	$3,146
2005	3,083
2006	2,865
2007	2,790
2008	2,668
Thereafter	19,250

$33,802

Litigation

From time to time, the Company is involved with claims that arise out of the normal course of its business. In the opinion of management, any resulting liability with respect to these claims would not have a material adverse effect on the Company’s financial position or results of operations.

Midwest Holding Partnership (“MHP”) Subordinated Promissory Note

In connection with a previous acquisition by Quorum, Quorum issued a subordinated promissory note to MHP. Under the terms of the note, upon a sale of the underlying assets acquired in the Midwest Holding acquisition, Quorum is obligated to pay MHP a range of payments not to exceed $7.3 million based upon the internal rate of return on the aggregate amount of equity contributions attributable to such assets. No related liability was recorded as of December 31, 2002 as management estimates that the probability for any payment was remote.

On December 30, 2003, the Company amended the triggering conditions in the agreement as part of the Quorum merger. With the amendment the exercise of the subordinated promissory note is connected to the share price of Nexstar Broadcasting Group, Inc.’s Class A Common stock. If the share price of Nexstar Broadcasting Group, Inc.’s Class A Common stock exceeds on any date an amount of $305.22 and $436.30, respectively, plus a return on such amount accruing at a rate of 35% annually, Nexstar is obligated to pay to MHP the amount of $4.8 million and $2.5 million, respectively. Due to the remote probability for any payment, management has not recorded any related liability as of December 31, 2003.

NEXSTAR FINANCE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	Employment Matters

As of December 31, 2003, some of the Company’s employees are covered by collective bargaining agreements. The Company believes that employee relations are satisfactory and has not experienced any work stoppages at any of its facilities. However, there can be no assurance that the collective bargaining agreements will be renewed in the future or that the Company will not experience a prolonged labor dispute, which could have a material adverse effect on its business, financial condition, or results of operations.

Nexstar Broadcasting Group, Inc. has adopted a Long-Term Equity Incentive Plan (the “Option Plan”) that provides for awards to be granted to directors, officers and other key employees of Nexstar and consultants to purchase Nexstar’s Class A common stock. The Option Plan provides for awards to be granted in the form of incentive stock options, non-qualified stock options, stock appreciation rights (“SARs”), either alone or in tandem, restricted stock, performance awards, or any combination of the above. The Option Plan is administered by the compensation committee of Nexstar’s Board of Directors.

15.	Employee Benefits

Nexstar, Mission, Quorum and VHR have established retirement savings plans under Section 401(k) of the Internal Revenue Code (the “Plans”). The Plans cover substantially all employees of Nexstar and Mission and former employees of Quorum and VHR who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. Contributions to the Plans may be made at the discretion of Nexstar and Mission. Quorum and VHR made contributions amounting to $0.1 million for each of the years ended December 31, 2003, 2002 and 2001, respectively. The Quorum 401(k) plan was merged into the Nexstar 401(k) plan on March 15, 2004. The VHR plan will merge into the Mission 401(k) plan on March 29, 2004.

Under a collective bargaining agreement, the Company contributes three percent (3%) of the gross monthly payroll of certain covered employees toward their pension benefits. Employees must have completed 90 days of service to be eligible for the contribution. The Company’s contribution amounted to $25, $26 and $25 for the years ended December 31, 2003, 2002 and 2001, respectively.

16.	Related Party Transactions

Operating expenses include reimbursement to ABRY for the Company’s allocable share of operating expenses paid by ABRY for the Company. These expenses approximated $5, $13 and $18 for the years ended December 31, 2003, 2002 and 2001, respectively, and are included in selling, general and administrative expenses in the Company’s consolidated statement of operations. These reimbursable expenses were paid in cash and the agreement was terminated upon the completion of the Quorum acquisition on December 30, 2003.

Quorum paid ABRY a management fee for financial and other advisory services. Management fees paid to ABRY approximated $0.3 million for the years ended December 31, 2003, 2002 and 2001, and are included in selling, general and administrative expenses in the Company’s consolidated statement of operations. Certain accrued management fees were settled by issuance of 80,230 shares of Nexstar Broadcasting Group, Inc.’s Class B common stock and the management agreements were terminated upon completion of the Quorum acquisition on December 30, 2003.

VHR paid compensation to the former principal stockholder and officer of VHR of $0.1 million, $0.2 million and $0.2 million for the years ended December 31, 2003, 2002 and 2001, respectively, which is included in selling, general and administrative expenses.

Nexstar recorded $7.8 million of severance related costs associated with payment to the former Officers of Quorum as part of merger related expenses.

On January 2, 2002, Quorum entered into a software sublicense agreement with VHR-ABS, LLC, an entity affiliated with the former principal stockholder and officer of VHR. The Company is required to make payments of $60 thousand a year for use of the software. The partnership interest was purchased for $0.3 million on December 30, 2003.

Mission paid compensation to the principal stockholder of Mission, in the amount of $0.2 million, $0.2 million, and $0.1 million for the years ended December 31, 2003, 2002, and 2001, respectively, which is included in selling, general and administrative expenses.

17.	Initial Public Offering and Corporate Reorganization

On November 28, 2003, Nexstar Broadcasting Group, Inc., our parent, completed an initial public offering of 10,000,000 shares of its Class A common stock. Concurrently with its initial public offering, Nexstar Broadcasting Group, Inc., our parent, completed a corporate reorganization whereby its predecessor, Nexstar Broadcasting Group, L.L.C., and certain direct and indirect subsidiaries of Nexstar Broadcasting Group, L.L.C. merged with and into Nexstar Broadcasting Group, Inc., our parent. On December 31, 2003, Nexstar Finance Holdings, L.L.C. merged into Nexstar.

NEXSTAR FINANCE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.	Recently Issued Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46. This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for variable interest entities created after January 31, 2003. For arrangements entered into prior to January 31, 2003, FIN No. 46, as amended by FIN 46R, the interpretation requires adoption by the Company in the second fiscal quarter of 2004. We do not expect that the adoption of this new standard will have a significant accounting impact.

On April 30, 2003, the FASB issued SFAS No. 149. SFAS No. 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 149 amends SFAS No. 133 and certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivative in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of this new standard by the Company did not have a significant accounting impact.

In May 2003, the FASB issued SFAS No. 150. The statement addresses financial accounting and reporting for financial instruments with characteristics of both liabilities and equity and is effective at the beginning of the first interim period beginning after June 12, 2003, with the exception of certain provisions which the FASB has deferred. On adoption of the standard on July 1, 2003, the Company reclassified its redeemable preferred and common units as a liability and recorded $2.6 million as a cumulative effect of change in accounting principle. Additionally, for the six months ended December 31, 2003, the Company is required to record the change in fair value of the liability as interest. The Company recorded and adjustment to interest expense of $0.5 million.

19.	Valuation and Qualifying Accounts

Allowance for Doubtful Accounts Rollforward

	Balance at Beginning of Period	Charged to Operations	Increase Due to Acquisitions	Deductions	Balance at End of Period
Year ended December 31, 2001—Allowance for doubtful accounts	$927	$1,430	$—	$(1,267)	$1,090
Year ended December 31, 2002—Allowance for doubtful accounts	1,090	1,267	—	(1,422)	935
Year ended December 31, 2003—Allowance for doubtful accounts	$935	$1,273	$241	$(1,355)	$1,094

20.	Subsequent Event

Quorum entered into a purchase and sale agreement on April 1, 2003 to sell WTVW, the Fox affiliate in Evansville, Indiana, to GNS Media Evansville, Inc. (“GNS Media”) pending FCC approval. The FCC approval process was completed prior to December 31, 2003 and the closing date set in January 2004. In January 2004, prior to the closing of the sale, GNS Media attempted to terminate the agreement and refused to acquire the station. Nexstar does not believe that GNS Media was entitled to terminate the agreement and is continuing to discuss a settlement of its claim against GNS Media and its proposed LSA partner Liberty Corporation. No amount has been recorded in anticipation of settling this transaction.

Exhibit No.	Exhibit Index

3.1	Certificate of Formation of NBG, L.L.C. (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-4 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

3.2	Certificate of Amendment to the Certificate of Formation of NBG, L.L.C. (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-4 (File No. 333-68964) filed by Nexstar Broadcasting Group, Inc.)

3.3	Limited Liability Company Agreement of NBG, L.L.C. (Incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-4 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

3.4	Amendment No. 1 to the Limited Liability Company Agreement of NBG, L.L.C. (Incorporated by reference to Exhibit 3.4 to Registration Statement on Form S-4 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

3.5	Articles of Incorporation of Nexstar Finance Holdings, Inc. (Incorporated by reference to Exhibit 3.5 to Registration Statement on Form S-4 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

3.6	By-laws of Nexstar Finance Holdings, Inc. (Incorporated by reference to Exhibit 3.6 to Registration Statement on Form S-4 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

4.1	Indenture, among Nexstar Finance Holdings, L.L.C., Nexstar Finance Holdings, Inc., Bastet Broadcasting, Inc., Mission Broadcasting of Wichita Falls, Inc., Nexstar Broadcasting Group, L.L.C. and The Bank of New York, as successor to United States Trust Company of New York, dated as of May 17, 2001. (Incorporated by reference to exhibit 4.1 to Registration Statement on Form S-4 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

4.2	Supplemental Indenture, among Nexstar Finance Holdings, L.L.C., Nexstar Finance Holdings, Inc., Nexstar Finance Holdings II, L.L.C. and The Bank of New York, dated August 6, 2001. (Incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-4 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

4.3	Form of exchange note (Included in Exhibit 4.1 hereto.) (Incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-4 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

4.4	Indenture, among Nexstar Finance Holdings, L.L.C., Nexstar Finance Holdings, Inc., Mission Broadcasting, Inc. and The Bank of New York, dated as of March 27, 2003. (Incorporated by reference to Exhibit 4.4 to Quarterly Report on Form 10-Q (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

4.5	Registration Rights Agreement, by and among Nexstar Finance Holdings, L.L.C., Nexstar Finance Holdings, Inc., Banc of America Securities LLC and Bear, Stearns & Co. Inc., dated as of March 27, 2003. (Incorporated by reference to Exhibit 4.2 to Quarterly Report on Form 10-Q (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.1	Indenture, among Nexstar Finance, L.L.C., Nexstar Finance, Inc., the guarantors party thereto and The Bank of New York, as successor to United States Trust Company of New York, dated as of March 16, 2001. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance, Inc.)

10.2	Unit Agreement, among Nexstar Finance Holdings, L.L.C., Nexstar Finance Holdings, Inc., Nexstar Equity Corp., Nexstar Broadcasting Group, L.L.C. and The Bank of New York, as successor to United States Trust Company of New York, dated as of May 17, 2001. (Incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-4 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.3	First Amendment to Amended and Restated Credit Agreement and Limited Consent dated as of November 14, 2001, among Nexstar Finance, L.L.C., Bank of America, N.A. and the other parties signatory thereto. (Incorporated by reference to Exhibit 10.4 to Annual Report on Form 10-K (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

Exhibit No.	Exhibit Index

10.4	Amended and Restated Credit Agreement, dated as of June 14, 2001, by and among Nexstar Finance, L.L.C., Nexstar Broadcasting Group, L.L.C. and certain of its Subsidiaries from time to time parties thereto, the several financial institutions from time to time parties thereto, Bank of America, N.A., Barclays Bank PLC and First Union National Bank. (Incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-4 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.5	First Amendment to Credit Agreement and Limited Consent, among Nexstar Finance, L.L.C., Nexstar Broadcasting Group, L.L.C., the Parent Guarantors named therein, the several Banks named therein and Bank of America, N.A., dated as of May 17, 2001. (Incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-4 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.6	Credit Agreement, by and among Nexstar Finance, L.L.C., the parent guarantors party thereto, Banc of America, N.A., CIBC Inc., Firstar Bank, N.A., Barclays Bank PLC and First Union National Bank, dated as of January 12, 2001. (Incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.7	Third Amendment to Credit Agreement, Limited Consent and Assumption Agreement Consent, dated as of November 14, 2001, among Bastet Broadcasting, Inc., Mission Broadcasting of Wichita Falls, Inc. and Mission Broadcasting of Joplin, Inc., Bank of America, N.A. and the other parties signatories thereto. (Incorporated by reference to Exhibit 10.8 to Report on Form 10-K (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.8	Credit Agreement, by and among Bastet Broadcasting, Inc., Mission Broadcasting of Wichita Falls, Inc., Bank of America, N.A., Barclays Bank PLC and First Union National Bank, dated as of January 12, 2001. (Incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.9	Guaranty Agreement, dated as of January 12, 2001, executed by Nexstar Broadcasting Group, L.L.C. and Nexstar Finance Holdings, L.L.C. in favor of the guaranteed parties defined therein. (Incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.10	Guaranty Agreement, dated as of January 12, 2001, executed by the direct subsidiaries of Nexstar Broadcasting Group, L.L.C. in favor of the guaranteed parties defined therein. (Incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.11	Guaranty Agreement, dated as of January 12, 2001, executed by Nexstar Finance Holdings, Inc. in favor of the guaranteed parties defined therein. (Incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.12	Guaranty Agreement, dated as of January 12, 2001, executed by the subsidiary guarantors defined therein in favor of the guaranteed parties defined therein. (Incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.13	Guaranty Agreement, dated as of January 12, 2001, executed by Bastet Broadcasting, Inc. and Mission Broadcasting of Wichita Falls, Inc. (Incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.14	Security Agreement, dated as of January 12, 2001, made by each of the Nexstar entities defined therein in favor of Bank of America, N.A., as collateral agent. (Incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.15	Pledge and Security Agreement, dated as of January 12, 2001, made by each of the Nexstar entities defined therein in favor of Bank of America, N.A., as collateral agent. (Incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.16	Executive Employment Agreement, dated as of January 5, 1998, by and between Perry A. Sook and Nexstar Broadcasting Group, Inc., as amended on January 5, 1999. (Incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.17	Amendment to Employment Agreement, dated as of May 10, 2001, by and between Perry A. Sook and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

Exhibit No.	Exhibit Index

10.18	Executive Employment Agreement, dated as of January 5, 1998, by and between Duane Lammers and Nexstar Broadcasting Group, Inc., as amended on December 31, 1999. (Incorporated by reference to Exhibit 10.13 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.19	Addendum to Employment Agreement, dated February 9, 2001, by and between Duane Lammers and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.14 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.20	Executive Subscription Agreement, dated as of December 31, 1999, by and between Duane Lammers and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.15 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.21	Executive Employment Agreement, dated as of January 5, 1998, by and between Shirley Green and Nexstar Broadcasting Group, Inc., as amended on December 31, 1999. (Incorporated by reference to Exhibit 10.16 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.22	Second Addendum to Employment Agreement, dated as of February 6, 2002, by and between Shirley Green and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.20 to Annual Report on Form 10-K (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.23	Executive Subscription Agreement, dated as of December 31, 1999, by and between Shirley Green and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.17 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.24	Executive Employment Agreement, dated as of December 31, 1999, by and between Susana G. Willingham and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.18 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.25	Executive Employment Agreement, dated as of December 31, 1999, by and between Richard Stolpe and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.19 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.26	Purchase and Sale Agreement, dated as of December 31, 2001, by and among Mission Broadcasting of Joplin, Inc., GOCOM Broadcasting of Joplin, LLC and GOCOM of Joplin License Sub, LLC. (Incorporated by reference to Exhibit 10.24 to Annual Report on Form 10-K (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.27	Time Brokerage Agreement, dated as of December 31, 2001, by and between GOCOM of Joplin License Sub, LLC and Mission Broadcasting of Joplin, Inc. (Incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.28	Outsourcing Agreement, dated as of December 1, 2001, by and among WYZZ, Inc., WYZZ License, Inc., and Nexstar Broadcasting of Peoria, L.L.C. (Incorporated by reference to Exhibit 10.26 to Annual Report on Form 10-K (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.29	Second Amendment to Credit Agreement, Limited Consent and Limited Waiver, dated as of June 5, 2002, among Nexstar Finance, L.L.C., Nexstar Broadcasting Group, L.L.C., the Parent Guarantors named therein, the several banks named therein and Bank of America, N.A. (Incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.30	Fourth Amendment to Credit Agreement, Limited Consent and Limited Waiver, dated as of June 5, 2002, among Bastet Broadcasting, Inc., Mission Broadcasting of Wichita Falls, Inc., Mission Broadcasting of Joplin, Inc., the several banks named therein and Bank of America, N. A. (Incorporated by reference to Exhibit 10.10 to Quarterly Report on Form 10-Q (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.31	Fifth Amendment to Credit Agreement and Limited Consent, dated as of September 30, 2002, among Bastet Broadcasting, Inc., Mission Broadcasting of Wichita Falls, Inc., Mission Broadcasting of Joplin, Inc., the several banks named therein and Bank of America, N. A. (Incorporated by reference to Exhibit 10.37 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

Exhibit No.	Exhibit Index

10.32	Third Amendment to Individual Loan Agreement by and between Perry A. Sook and Bank of America, N.A. (Incorporated by reference to Exhibit 10.37 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.33	Form of Limited Guaranty (Incorporated by reference to Exhibit 10.38 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.34	Securities Purchase Agreement between Nexstar Broadcasting Group, L.L.C., as Issuer, and Banc America Capital Investors I, L.P., as purchaser, dated as of August 7, 2001. (Incorporated by reference to Exhibit 10.37 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.35	Option Agreement, dated as of June 1, 1999, among Mission Broadcasting of Wichita Falls, Inc., David Smith and Nexstar Broadcasting of Wichita Falls, L.P. (Incorporated by reference to Exhibit 10.42 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.36	Shared Services Agreement, dated as of June 1, 1999, among Mission Broadcasting of Wichita Falls, Inc., David Smith and Nexstar Broadcasting of Wichita Falls, L.P. (Incorporated by reference to Exhibit 10.43 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.37	Agreement of the Sale of Commercial Time dated as of June 1, 1999, among Mission Broadcasting of Wichita Falls, Inc., David Smith and Nexstar Broadcasting of Wichita Falls, L.P. (Incorporated by reference to Exhibit 10.44 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.38	Option Agreement, dated as of May 19, 1998, among Bastet Broadcasting, Inc., David Smith and Nexstar Broadcasting of Northeastern Pennsylvania, L.P. (Incorporated by reference to Exhibit 10.45 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.39	Shared Services Agreement, dated as of January 5, 1998, between Nexstar Broadcasting Group, L.P. and Bastet Broadcasting, Inc. (Incorporated by reference to Exhibit 10.46 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.40	Option Agreement, dated as of November 30, 1998, among Bastet Broadcasting, Inc., David Smith and Nexstar Broadcasting Group, L.L.C. (Incorporated by reference to Exhibit 10.47 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.41	Time Brokerage Agreement, dated as of April 1, 1996, by and between SJL Communications, L.P. and NV Acquisitions Co. (Incorporated by reference to Exhibit 10.48 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.42	Amendment, dated as of July 31, 1998, to Time Brokerage Agreement dated as of April 1, 1996, between SJL Communications, L.P. and NV Acquisitions Co. (Incorporated by reference to Exhibit 10.49 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.43	Option Agreement, dated as of April 1, 2002, by and between Mission Broadcasting of Joplin, Inc. and Nexstar Broadcasting of Joplin, L.L.C. (Incorporated by reference to Exhibit 10.50 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.44	Shared Services Agreement, dated as of April 1, 2002, by and between Mission Broadcasting of Joplin, Inc. and Nexstar Broadcasting of Joplin, L.L.C. (Incorporated by reference to Exhibit 10.51 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.45	Addendum to Employment Agreement, dated as of August 14, 2002, by and between Duane Lammers and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.52 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.46	Amendment to Option Agreements, dated as of October 18, 2002, among Mission Broadcasting, Inc., David Smith, Nexstar Broadcasting of Northeastern Pennsylvania, L.L.C., Nexstar Broadcasting Group, L.L.C., Nexstar Broadcasting of Wichita Falls, L.L.C., and Nexstar Broadcasting of Joplin, L.L.C. (Incorporated by reference to Exhibit 10.54 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

Exhibit No.	Exhibit Index

10.47	Modifications to Employment Agreement, dated as of September 26, 2002, by and between Perry A. Sook and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.55 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.48	Asset Purchase Agreement, dated as of December 13, 2002, by and among LIN Television Corporation, TVL Broadcasting of Abilene, Inc., Abilene Broadcasting, L.L.C. and Mission Broadcasting, Inc. (Incorporated by reference to Exhibit 10.47 to Annual Report on Form 10-K (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.49	Local Marketing Agreement, dated as of December 13, 2002, by and among LIN Television Corporation, TVL Broadcasting of Abilene, Inc., Abilene Broadcasting, L.L.C. and Mission Broadcasting, Inc. (Incorporated by reference to Exhibit 10.48 to Annual Report on Form 10-K (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.50	Stock Purchase Agreement, dated as of December 30, 2002, by and among Nexstar Broadcasting Group, L.L.C., Nexstar Broadcasting of Little Rock, L.L.C., Nexstar Broadcasting of Dothan, L.L.C., Morris Network, Inc., United Broadcasting Corporation, KARK-TV, Inc. and Morris Network of Alabama, Inc. (Incorporated by reference to Exhibit 10.49 to Annual Report on Form 10-K (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.51	Time Brokerage Agreement, dated as of December 30, 2002, by and between KARK-TV, Inc. and Nexstar Broadcasting of Little Rock, L.L.C. (Incorporated by reference to Exhibit 10.50 to Annual Report on Form 10-K (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.52	Time Brokerage Agreement, dated as of December 30, 2002, by and between Morris Network of Alabama, Inc. and Nexstar Broadcasting of Dothan, L.L.C. (Incorporated by reference to Exhibit 10.51 to Annual Report on Form 10-K (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.53	Second Amended and Restated Credit Agreement, dated as of February 13, 2003, among Nexstar Finance, L.L.C., Nexstar Broadcasting Group, L.L.C. and certain of its subsidiaries from time to time parties thereto, the several financial institutions from time to time parties thereto, Bank of America, N.A., as Administrative Agent, Bear Stearns Corporate Lending, Inc., as Syndication Agent, and Royal Bank of Canada, General Electric Capital Corporation and Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., as Co-Documentation Agents. (Incorporated by reference to Exhibit 10.52 to Annual Report on Form 10-K (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.54	Amended and Restated Credit Agreement, dated as of February 13, 2003, among Mission Broadcasting, Inc., the several financial institutions from time to time parties thereto, Bank of America, N.A., as Administrative Agent, Bear Stearns Corporate Lending, Inc., as Syndication Agent, and Royal Bank of Canada, General Electric Capital Corporation and Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., as Co-Documentation Agents. (Incorporated by reference to Exhibit 10.53 to Annual Report on Form 10-K (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.55	Shared Services Agreement, dated as of June 13, 2003, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of Abilene, L.L.C. (Incorporated by reference to Exhibit 10.63 on Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.56	Option Agreement, dated as of June 13, 2003, among Mission Broadcasting, Inc., David Smith and Nexstar Broadcasting of Abilene, L.L.C. (Incorporated by reference to Exhibit 10.64 on Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.57	Shared Services Agreement, dated as of May 9, 2003, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of the Midwest, Inc. (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.58	Agreement for the Sale of Commercial Time, dated as of May 9, 2003, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of the Midwest, Inc. (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.59	Option Agreement, dated as of May 9, 2003, among Mission Broadcasting, Inc., David Smith and Nexstar Broadcasting of the Midwest, Inc. (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

Exhibit No.	Exhibit Index

10.60	Executive Employment Agreement, dated as of September 11, 2000, by and between Timothy Busch and Nexstar Broadcasting of Rochester, L.L.C. (Incorporated by reference to Exhibit 10.68 on Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.61	Addendum to Employment Agreement, dated as of August 14, 2002, by and between Timothy Busch and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.69 on Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.62	Executive Employment Agreement, dated as of May 1, 2003, by and between Brian Jones and Nexstar Broadcasting Group, L.L.C. (Incorporated by reference to Exhibit 10.70 on Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.63	Reorganization Agreement, dated as of September 12, 2003, between Nexstar Broadcasting Group, L.L.C. and Quorum Broadcast Holdings, LLC (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance Inc.)

10.64	Addendum to Employment Agreement, dated as of May 20, 2003, by and between Duane A. Lammers and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.74 on Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.65	Addendum to Employment Agreement, dated as of August 28, 2003, by and between Duane A. Lammers and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.75 on Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.66	Addendum to Employment Agreement, dated as of May 12, 2003, by and between Timothy C. Busch and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.76 on Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.67	Addendum to Employment Agreement, dated as of August 28, 2003, by and between Timothy C. Busch and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.77 on Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.68	Addendum to Employment Agreement, dated as of August 28, 2003, by and between Brian Jones and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.78 on Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.69	Limited Consent and Limited Waiver to Credit Agreement, dated as of September 5, 2003, among Nexstar Finance, L.L.C., Nexstar Broadcasting Group, L.L.C., the other Parent Guarantors parties thereto, the several Banks parties thereto and Bank of America, N.A. (Incorporated by reference to Exhibit 10.79 on Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.70	Limited Consent and Limited Waiver to Credit Agreement, dated as of September 5, 2003, and Mission Broadcasting, Inc., the several Banks parties thereto and Bank of America, N.A. (Incorporated by reference to Exhibit 10.80 on Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.71	Limited Consent, Waiver and Seventh Amendment to Credit Agreement, dated as of September 5, 2003, among Quorum Broadcasting Company, Inc., Quorum Broadcasting Company, LLC, VHR Broadcasting, Inc., Mission Broadcasting of Amarillo, Inc., Quorum Broadcast Holdings, LLC, Quorum Broadcast Holdings, Inc., the Lenders parties thereto and Bank of America, N.A. (Incorporated by reference to Exhibit 10.81 on Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.72	Employment Agreement, dated as of September 1, 2003, by and between G. Robert Thompson and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.82 on Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

Exhibit No.	Exhibit Index

10.73	Amendment No. 1 to the Reorganization Agreement, dated as of November 3, 2003, by and between Nexstar Broadcasting Group, L.L.C. and Quorum Broadcast Holdings, LLC. (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.74	Purchase and Sale Agreement, dated as of October 13, 2003, by and between Nexstar Finance, L.L.C. and J.D.G. Television, Inc. (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.75	Time Brokerage Agreement, dated as of October 13, 2003, by and between Nexstar Finance, L.L.C. and J.D.G. Television, Inc. (Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.76	Addendum to Employment Agreement, dated as of August 25, 2003, by and between Susana Willingham and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.86 on Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.77	Addendum to Employment Agreement, dated as of August 28, 2003, by and between Richard Stolpe and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.87 on Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.78	Addendum to Employment Agreement, dated as of August 25, 2003, by and between Perry A. Sook and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.20 on Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.79	Addendum to Employment Agreement, dated as of August 28, 2003, by and between Shirley Green and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.27 on Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.80	Assignment and Assumption Agreement, dated as of August 6, 2001, by Nexstar Finance Holdings II, L.L.C. and Nexstar Finance Holdings, L.L.C. (Incorporated by reference to Exhibit 10.33 to Registration Statement on Form S-4 (File No. 333-68694) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.81	Third Amended and Restated Credit Agreement, dated as of December 30, 2003, among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc. and certain of its subsidiaries from time to time parties thereto, the several financial institutions from time to time parties thereto, Bank of America, N.A., as Administrative Agent, Bear Stearns Corporate Lending, Inc., as Syndication Agent, and Royal Bank of Canada, General Electric Capital Corporation and Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., as Co-Documentation Agents. (Incorporated by reference to Exhibit 10.85 to the Annual Report on Form 10-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.82	Second Amended and Restated Credit Agreement, dated as of December 30, 2003, among Mission Broadcasting, Inc., the several financial institutions from time to time parties thereto, Bank of America, N.A., as Administrative Agent, Bear Stearns Corporate Lending, Inc., as Syndication Agent, and Royal Bank of Canada, General Electric Capital Corporation and Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., as Co-Documentation Agents. (Incorporated by reference to Exhibit 10.86 to the Annual Report on Form 10-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.83	First Restated Security Agreement, dated as of December 30, 2003 by Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc. and Nexstar Broadcasting, Inc. in favor of Bank of America, N.A., as collateral agent. (Incorporated by reference to Exhibit 10.87 to the Annual Report on Form 10-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.84	First Restated Pledge and Security Agreement, dated as of December 30, 2003, by Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc. and Nexstar Broadcasting, Inc. in favor of Bank of America, N.A., as collateral agent. (Incorporated by reference to Exhibit 10.88 to the Annual Report on Form 10-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

Exhibit No.	Exhibit Index

10.85	First Restated Guaranty, dated as of December 30, 2003, executed by Nexstar Broadcasting Group, Inc. and Nexstar Finance Holdings, Inc. for Nexstar Broadcasting, Inc.’s Guaranteed Obligations in favor of the guaranteed parties defined therein. (Incorporated by reference to Exhibit 10.89 to the Annual Report on Form 10-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.86	First Restated Guaranty, dated as of December 30, 2003, executed by Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc. and Nexstar Broadcasting, Inc. for Mission Broadcasting, Inc.’s Guaranteed Obligations in favor of the guaranteed parties defined therein. (Incorporated by reference to Exhibit 10.90 to the Annual Report on Form 10-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.87	Indenture, among Nexstar Broadcasting, Inc., the guarantors defined therein and The Bank of New York, dated as of December 30, 2003. (Incorporated by reference to Exhibit 10.91 to the Annual Report on Form 10-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.88	Registration Rights Agreement, by and among Nexstar Broadcasting, Inc. (f/k/a Nexstar Finance, Inc., Mission Broadcasting, Inc., Banc of America Securities LLC, Bear, Stearns & Co., Inc. and RBC Dominion Securities Corporation, dated as of December 30, 2003. (Incorporated by reference to Exhibit 10.92 to the Annual Report on Form 10-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.89	Employment Agreement, dated as of January 15, 2003, by and between Paul Greeley and Nexstar Broadcasting, Inc. (Incorporated by reference to Exhibit 10.93 to the Annual Report on Form 10-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

14.1	Nexstar Broadcasting Group, Inc. Code of Ethics. (Incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

31.1	Certification of Perry A. Sook pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of G. Robert Thompson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Perry A. Sook pursuant to 18 U.S.C. ss. 1350*

32.2	Certification of G. Robert Thompson pursuant to 18 U.S.C. ss. 1350*

*	Filed herewith