Form 10-Q
period 2004-06-30
NEXSTAR FINANCE HOLDINGS INC
filed 2004-08-13
CIK 1158165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2004

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

12b-2).    Yes  ☐    No  ☒

As of August 5, 2004, Nexstar Finance Holdings, Inc. had 1,000 shares of common stock outstanding, all of which were owned by Nexstar Broadcasting Group, Inc. Accordingly there is no public trading market for its common stock. Nexstar Finance Holdings, Inc. meets the conditions set forth in the General Instructions H(1)(a) and (b) to Form 10-Q and is therefore filing this form with a reduced disclosure format.

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEXSTAR FINANCE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share information)

	December 31, 2003	June 30, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,621	$10,397
Accounts receivable, net of allowance for doubtful accounts of $1,094 and $1,002, respectively	44,852	49,237
Current portion of broadcast rights	19,026	9,058
Prepaid expenses and other current assets	1,924	1,480
Deferred tax assets	43	—

Total current assets	76,466	70,172

Property and equipment, net	91,818	96,384
Restricted cash	800	—
Broadcast rights	7,446	4,970
Due from parent entities	4,050	3,842
Other noncurrent assets	12,160	12,137
Goodwill, net	135,899	137,344
Intangible assets, net	402,214	394,048

Total assets	$730,853	$718,897

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$1,950	$1,950
Current portion of broadcast rights payable	18,509	8,614
Accounts payable	9,942	6,607
Accrued expenses	18,627	9,320
Taxes payable	303	313
Interest payable	4,840	9,344
Deferred revenue	1,078	1,732
Deferred tax liabilities	1,047	—

Total current liabilities	56,296	37,880

Debt	596,988	611,764
Broadcast rights payable	9,002	6,355
Deferred tax liabilities	26,171	28,859
Deferred revenue	3,743	4,029
Deferred gain on sale of assets	7,372	7,155
Other liabilities	4,892	3,440

Total liabilities	704,464	699,482

Commitments and contingencies (Note 8)
Minority interest in consolidated entity	19,486	27,964

Stockholders’ equity (deficit):
Common stock - $0.01 par value, authorized 1,000 shares; issued and outstanding 1,000 shares at December 31, 2003 and June 30, 2004, respectively	—	—
Additional paid-in capital	365,152	365,204
Accumulated deficit	(358,249)	(373,753)

Total stockholders’ equity (deficit)	6,903	(8,549)

Total liabilities and stockholders’ equity (deficit)	$730,853	$718,897

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXSTAR FINANCE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
	(Unaudited)		(Unaudited)
Revenue (excluding trade and barter)	$58,492	$65,259	$106,793	$121,686
Less: commissions	(7,653)	(8,791)	(13,860)	(16,250)

Net broadcast revenue (excluding trade and barter)	50,839	56,468	92,933	105,436
Trade and barter revenue	4,346	4,689	9,506	9,957

Total net revenue	55,185	61,157	102,439	115,393

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	14,282	15,937	28,727	31,409
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	17,347	16,923	32,523	33,640
Merger related expenses	—	—	—	456
Amortization of broadcast rights	5,695	5,425	11,996	12,312
Amortization of intangible assets	5,536	6,969	11,179	13,889
Depreciation	5,066	4,208	10,179	9,331

Total operating expenses	47,926	49,462	94,604	101,037

Income from operations	7,259	11,695	7,835	14,356
Interest expense, including amortization of debt financing costs	(16,893)	(13,030)	(28,962)	(25,873)
Loss on extinguishment of debt	—	—	(5,814)	(6,824)
Interest income	255	17	324	33
Other income, net	863	2,947	1,873	3,706

Income (loss) before income taxes	(8,516)	1,629	(24,744)	(14,602)
Income tax expense	(250)	(930)	(564)	(1,882)

Income (loss) before minority interest in consolidated entity	(8,766)	699	(25,308)	(16,484)
Minority interest in consolidated entity	105	493	105	980

Net income (loss)	$(8,661)	$1,192	$(25,203)	$(15,504)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXSTAR FINANCE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Six Months Ended June 30,
	2003	2004
	(Unaudited)
Cash flows provided by operating activities	$10,571	$1,517

Cash flows from investing activities:
Additions to property and equipment, net	(6,214)	(4,072)
Proceeds from sale of assets	6	233
Acquisition of broadcast properties and related transaction costs	(8,975)	(6,827)
Down payment on acquisition of stations	(41,450)	(1,750)
Decrease in restricted cash	—	800

Net cash used for investing activities	(56,633)	(11,616)

Cash flows from financing activities:
Proceeds from debt issuance	259,675	—
Repayment of long-term debt	(171,956)	(2,975)
Proceeds from revolver draws	37,150	42,000
Repayment of senior discount notes	—	(28,862)
Payments for debt finance costs	(7,513)	(340)
Capital contributions	(1,520)	52

Net cash provided by financing activities	115,836	9,875

Net increase (decrease) in cash and cash equivalents	69,774	(224)

Cash and cash equivalents at beginning of period	29,133	10,621

Cash and cash equivalents at end of period	$98,907	$10,397

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXSTAR FINANCE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business Operations

Nexstar Finance Holdings, Inc. (“Nexstar”) owns, operates and programs, through its subsidiaries, 27 television stations in the United States of America, consisting of nine NBC-affiliated television stations, five ABC-affiliated television stations, five CBS-affiliated television stations, six Fox-affiliated television stations and two UPN-affiliated television stations. Nexstar also has an outsourcing agreement to provide services for a Fox affiliate owned by a subsidiary of Sinclair Broadcast Group, Inc. Through various other local service agreements, Nexstar (i) programs two Fox-affiliated television stations, two NBC-affiliated television stations and one CBS-affiliated television station under Time Brokerage Agreements (“TBA”), (ii) has Shared Services Agreements (“SSA”) with one NBC-affiliated television station, one CBS-affiliated television station and one ABC-affiliated television station and (iii) has SSAs and Joint Sales Agreements (“JSA”) with three Fox-affiliated television stations, two ABC-affiliated television stations, one CBS-affiliated television station, one NBC-affiliated television station, one low-power UPN-affiliated television station and one low-power independent television station. The television stations described above are located in New York, Pennsylvania, Illinois, Indiana, Missouri, Texas, Louisiana, Arkansas, Alabama, Montana and Maryland.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements as of June 30, 2004 and for the three months and six months ended June 30, 2003 and 2004 are unaudited. However, in the opinion of management, such statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. The financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Nexstar’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The condensed consolidated financial statements include the accounts of Nexstar and independently-owned Mission Broadcasting, Inc. (“Mission”) (collectively, the “Company”). Mission owns and operates the following television stations: WYOU, WFXP, KODE, KJTL, KJBO-LP, KRBC, KSAN (formerly KACB), KOLR, KCIT, KCPN-LP, KAMC, KHMT, WUTR and WBAK.

The following table describes the various service agreements Nexstar has implemented as of June 30, 2004 with Mission-owned stations:

Service Agreements	Stations
TBA Only (1)	WFXP and KHMT
SSA & JSA (2)	KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC, KSAN, WUTR and WBAK
SSA Only (3)	WYOU, KODE and KRBC

(1)	Nexstar has a TBA which allows Nexstar to program most of each station’s broadcast time, sell each station’s advertising time and retain the advertising revenue generated in exchange for monthly payments to Mission.

(2)	Nexstar has both an SSA and a JSA with these stations. The SSA allows the sharing of services including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments from Mission as described in the SSAs. The JSA allows Nexstar the right to sell and receive the revenue from the station’s advertising time in return for monthly payments to Mission. The arrangements under these agreements have had the effect of Nexstar receiving substantially all of the available cash, after debt service costs, generated by the above listed stations. Nexstar anticipates that it will continue to receive substantially all of the available cash, after payments for debt service costs, generated by the above listed stations.

(3)	Nexstar has an SSA with these stations which allows the sharing of services including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments from Mission as described in the SSAs. Nexstar has the right to implement terms of a JSA with 10 days written notification to Mission.

Nexstar’s ability to receive cash from Mission is governed by these agreements.

NEXSTAR FINANCE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

Additionally, Mission’s shareholder has granted Nexstar purchase options to acquire the assets and assume the liabilities of each Mission station. These options agreements are freely exercisable or assignable by Nexstar without the consent or approval of Mission’s shareholder.

Nexstar does not own or control Mission or Mission’s television stations; however, as a result of the service arrangements, debt guarantees (see Note 6), and option agreements with Mission, Nexstar is deemed to have a controlling financial interest in them under U.S. GAAP while complying with the Federal Communications Commission’s (“FCC”) rules regarding ownership limits in television markets. Additionally, Nexstar has evaluated the impact of accounting for Mission under Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation on Accounting Research Bulletin No. 51” (“FIN No. 46”) and has determined that Nexstar will be required to continue consolidating Mission’s financial position, results of operations and cash flows under U.S. GAAP. In order for both Nexstar and Mission to continue to comply with FCC regulations, Mission maintains complete responsibility for and control over programming, finances, personnel and operations of its stations. Nexstar has entered into various service agreements with all of Mission’s stations.

On December 30, 2003, Nexstar Broadcasting Group, Inc., Nexstar’s parent, completed the acquisition of all the direct and indirect subsidiaries of Quorum Broadcast Holdings, LLC (“Quorum”). The Quorum acquisition was structured as a merger of Quorum’s direct subsidiaries with and into Nexstar Broadcasting Group, Inc. and a contribution to and subsequent merger of Quorum’s indirect subsidiaries with and into Nexstar Broadcasting, Inc., Nexstar’s direct subsidiary. The merger constituted a tax-free reorganization and has been accounted for as a merger of entities under common control in a manner similar to the pooling of interests. Accordingly, Nexstar’s financial statements herein have been restated to include the financial results of all of the Quorum subsidiaries for all periods presented. Common control exists because ABRY Partners, L.L.C. (“ABRY”), our parent’s principal stockholder, through its various funds both before and after the merger holds more than 50% of the voting ownership of both Nexstar and Quorum. This conclusion is based on the guidance in FASB Statement No. 141 “Business Combinations” and EITF 02-05 “Definition of ‘Common Control’ in relation to FASB No. 141.”

Additionally, on December 30, 2003, Mission completed the acquisition of VHR Broadcasting, Inc. and its subsidiaries (“VHR”) and the acquisition of Mission Broadcasting of Amarillo, Inc. (“Mission of Amarillo”). Prior to December 30, 2003, Quorum provided management, sales or other services under local service agreements with VHR and Mission of Amarillo that were substantially similar to Nexstar’s local service agreements with Mission. Upon completion of the Quorum acquisition and the Mission mergers, Nexstar became a party to these local service agreements as successor to the Quorum subsidiaries and Mission became a party to such agreements as the successor to VHR and Mission of Amarillo.

All intercompany account balances and transactions have been eliminated in consolidation. Certain prior year balance sheet amounts have been reclassified to conform to the current year presentation. Unless otherwise noted, all dollars are in thousands.

3. Acquisitions

The stations listed below were acquired by Nexstar or Mission in 2003 and the first six months of 2004. Each acquisition was accounted for under the purchase method, and accordingly the condensed consolidated financial statements include the operating results of each business from the earlier of commencement of a time brokerage agreement or the date of acquisition.

Station	Network Affiliation	Market	Date Acquired	Acquired By
KRBC (1)	NBC	Abilene-Sweetwater, Texas	June 13, 2003	Mission
KSAN (1)	NBC	San Angelo, Texas	June 13, 2003	Mission
KARK (2)	NBC	Little Rock-Pine Bluff, Arkansas	August 1, 2003	Nexstar
WDHN (2)	ABC	Dothan, Alabama	August 1, 2003	Nexstar
WUTR	ABC	Utica, New York	April 1, 2004	Mission
WBAK (3)	Fox	Terre Haute, Indiana	April 6, 2004	Mission

(1)	Operations under a time brokerage agreement commenced on January 1, 2003 and terminated on the date of acquisition.
(2)	Operations under a time brokerage agreement commenced on February 1, 2003 and terminated on the date of acquisition.
(3)	Operations under a time brokerage agreement commenced on May 9, 2003 and terminated on the date of acquisition.

NEXSTAR FINANCE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Acquisitions—(Continued)

WBAK

On May 9, 2003, Mission entered into a purchase agreement and a TBA with Bahakel Communications and certain of its subsidiaries, which owned WBAK, the Fox affiliate in Terre Haute, Indiana. Operations under the TBA commenced on May 9, 2003 and terminated upon the purchase of the station. On April 6, 2004, Mission purchased substantially all of the assets of WBAK for $3.0 million, exclusive of transaction costs. Pursuant to terms of the purchase agreement, Mission made a down payment of $1.5 million against the purchase price on May 9, 2003 and paid the remaining $1.5 million upon consummation of the acquisition, exclusive of transaction costs.

The acquisition was accounted for under the purchase method and, accordingly, the purchase price was allocated to assets acquired based on their estimated fair value on the acquisition date.

The following table summarizes the estimated fair values of the assets acquired at April 6, 2004. Mission obtained third-party valuations of certain acquired intangible assets.

At April 6, 2004
(in millions)
Property and equipment	$1,667
Intangible assets	1,333
Goodwill, including transaction costs	1,239

Net assets acquired	$4,239

Of the $1.3 million of acquired intangible assets, $0.5 million was assigned to FCC licenses that are not subject to amortization and $0.5 million was assigned to network affiliation agreements (estimated useful life of 15 years). The remaining $0.3 million of acquired intangible assets have a useful life of approximately 1 year. Goodwill of $1.2 million is expected to be deductible for tax purposes.

WUTR

On December 17, 2003, Mission entered into a purchase agreement with a subsidiary of Clear Channel Communications, which owned WUTR, the ABC affiliate in Utica, New York. On April 1, 2004, Mission purchased substantially all of the assets of WUTR for $3.7 million, exclusive of transaction costs.

The acquisition was accounted for under the purchase method and, accordingly, the purchase price was allocated to assets acquired based on their estimated fair value on the acquisition date.

The following table summarizes the estimated fair values of the assets acquired at April 1, 2004. Mission obtained third-party valuations of certain acquired intangible assets.

At April 1, 2004
(in millions)
Property and equipment	$2,040
Intangible assets	1,685
Goodwill, including transaction costs	363

Net assets acquired	$4,088

Of the $1.7 million of acquired intangible assets, $0.5 million was assigned to FCC licenses that are not subject to amortization and $1.0 million was assigned to network affiliation agreements (estimated useful life of 15 years). The remaining $0.2 million of acquired intangible assets have a useful life of approximately 1 year. Goodwill of $0.4 million is expected to be deductible for tax purposes.

NEXSTAR FINANCE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Acquisitions—(Continued)

The selected unaudited pro forma consolidated information for the three months and six months ended June 30, 2003 and 2004, determined as if the acquisitions had occurred on January 1, of each year as follows:

	Three Months Ended June 30, 2003		Three Months Ended June 30, 2004
	As Reported	Pro Forma	As Reported	Pro Forma
	(Unaudited)		(Unaudited)
Net broadcast revenue (excluding trade and barter)	$50,839	$51,353	$56,458	$56,458
Total net revenue	55,185	55,699	61,157	61,157
Income from operations	7,259	4,151	11,695	11,695
Income (loss) before minority interest in consolidated entity	(8,766)	(12,032)	699	699
Net income (loss)	(8,661)	(11,927)	1,192	1,192

	Six Months Ended June 30, 2003		Six Months Ended June 30, 2004
	As Reported	Pro Forma	As Reported	Pro Forma
	(Unaudited)		(Unaudited)
Net broadcast revenue (excluding trade and barter)	$92,933	$95,344	$105,436	$105,750
Total net revenue	102,439	104,889	115,393	115,707
Income from operations	7,835	1,907	14,356	13,875
Loss before minority interest in consolidated entity	(25,308)	(31,720)	(16,484)	(17,014)
Net loss	(25,203)	(31,615)	(15,504)	(16,034)

The selected unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of results of operations in future periods or results that would have been achieved had the Company and the acquired stations been combined during the specified periods.

4. Operating and Management Agreements

WYZZ

Effective December 1, 2001, Nexstar entered into an outsourcing agreement with a subsidiary of Sinclair Broadcast Group, Inc. (“Sinclair”) to provide certain engineering, production, sales and administrative services for WYZZ, the Fox affiliate in Peoria, Illinois. Nexstar has evaluated its arrangement with Sinclair under FIN No. 46 and has determined that it is not the primary beneficiary of WYZZ. The net revenue of WYZZ was $1.7 million for the six months ended June 30, 2004.

WBAK

Effective May 9, 2003, Mission entered into a TBA with Bahakel Communications and certain of its subsidiaries relating to WBAK, the Fox affiliate in Terre Haute, Indiana. Mission evaluated its arrangement with Bahakel Communications under FIN No. 46 and determined that it was the primary beneficiary of WBAK. Mission therefore consolidated the financial position and results of operations of WBAK from May 9, 2003 to April 6, 2004. Operations under the TBA terminated upon purchase of the station on April 6, 2004. Additionally, Mission entered into an SSA with Nexstar, effective May 9, 2003, as amended, whereby Nexstar-owned WTWO provides certain services to WBAK, including news production, technical maintenance and security in exchange for monthly payments of $100 thousand from Mission. Mission also entered into a JSA, effective May 9, 2003, as amended, whereby Nexstar-owned WTWO purchases all of the advertising time on WBAK and retains the advertising revenue in return for payments to Mission of 70% of the WBAK revenue collected each month.

KPOM/KFAA

On October 13, 2003, Nexstar entered into a purchase agreement to acquire substantially all of the assets of KPOM/KFAA, the NBC affiliate in Fort Smith-Fayetteville-Springdale-Rogers, Arkansas, from J.D.G. Television, Inc. for $17.0 million. Operations under a time brokerage agreement between Nexstar and J.D.G. Television, Inc. began on October 16, 2003. The acquisition is expected to close in the third quarter of 2004, subject to FCC consent. Effective August 13, 2004, KPOM will change its call letters to KFTA and KFAA will change its call letters to KNWA. Nexstar has evaluated its arrangement with J.D.G. Television, Inc. under FIN No. 46 and

NEXSTAR FINANCE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Operating and Management Agreements—(Continued)

has determined that it is the primary beneficiary of KPOM/KFAA. The Company has therefore consolidated the financial position and results of operations of KPOM/KFAA since October 16, 2003, and pursuant to FIN No. 46, J.D.G. Television, Inc.’s ownership is currently reflected as minority interest in these condensed consolidated financial statements. As of June 30, 2004, total assets of $16.2 million related to KPOM/KFAA are included in the condensed consolidated balance sheet herein due to the provisions of FIN No. 46. The net revenue of KPOM/KFAA was $2.8 million for the six months ended June 30, 2004.

WUTR

Mission entered into an SSA with Nexstar, effective April 1, 2004, whereby Nexstar-owned WFXV provides certain services to WUTR including news production, technical maintenance and security in exchange for a flat monthly fee of $10 thousand per month. Nexstar also entered into a JSA, effective April 1, 2004, whereby Nexstar-owned WFXV purchases all of the advertising time in return for payments to Mission equal to 70% of the WUTR revenue collected each month.

KLST

On May 21, 2004, Nexstar entered into a purchase agreement to acquire substantially all of the assets of KLST, the CBS affiliate in San Angelo, Texas, from Jewell Television Corporation for $12.0 million. Operations under a TBA between Nexstar and Jewell Television Corporation began on June 1, 2004. The acquisition is expected to close during the fourth quarter of 2004, subject to FCC consent. Nexstar has evaluated its arrangement with Jewell Television Corporation under FIN No. 46 and has determined that it is the primary beneficiary of KLST. The Company has therefore consolidated the financial position and results of operations of KLST since June 1, 2004, and pursuant to FIN No. 46, Jewell Television Corporation’s ownership is currently reflected as minority interest in these condensed consolidated financial statements. As of June 30, 2004, total assets of $11.9 million related to KLST are included in the condensed consolidated balance sheet herein due to the provisions of FIN No. 46. The net revenue of KLST was $0.4 million for the six months ended June 30, 2004.

Under these agreements, the Company pays for certain operating expenses of the respective stations, except for WYZZ, and therefore may have unlimited exposure to any potential operating losses. Nexstar is responsible for reimbursing all of the operating expenses at KPOM/KFAA and KLST and may ultimately have unlimited exposure to potential operating losses. The Company will continue to operate the stations under the time brokerage, shared services, joint sales and outsourcing agreements until the termination of such agreements. Termination of the time brokerage agreements typically occurs on consummation of the acquisitions of the stations. Additionally, Nexstar or Mission, as applicable, indemnifies the owners of the stations from and against all liability and claims arising out of or resulting from its activities, acts or omissions in connection with the agreements. The maximum potential amount of future payments Nexstar or Mission could be required to make for such indemnification is undeterminable at this time.

5. Intangible Assets and Goodwill

	Estimated useful life (years)	December 31, 2003	June 30, 2004
		(Unaudited)
Network affiliation agreements	15	$327,170	$332,369
FCC licenses	indefinite	158,098	160,031
Debt financing costs	term of debt	19,320	17,692
Other intangible assets	1-15	44,394	27,452

		548,982	537,544
Less: accumulated amortization		(146,768)	(143,496)

Intangible assets, net of accumulated amortization		402,214	394,048
Goodwill	indefinite	135,899	137,344

Intangible assets and goodwill, net		$538,113	$531,392

        Total amortization expense from definite-lived intangibles (excluding debt financing costs) for the three months ended June 30, 2003 and 2004 was $5.5 million and $7.0 million, respectively, and for the six months ended June 30, 2003 and 2004 was $11.2 million and $13.9 million, respectively. The estimated useful life of network affiliations contemplates renewals of the underlying agreements based on the Company’s historical ability to renew such agreements without significant cost or modifications to the conditions from which the value of the affiliation was derived. These renewals can result in estimated useful lives of individual affiliations ranging from 12 to 20 years. Management has determined that 15 years is a reasonable estimate within the range of such estimated useful lives. The carrying value of indefinite-lived intangibles, excluding goodwill, at December 31, 2003 and June 30, 2004 was $135.9 million and $137.6 million, respectively. The use of an indefinite life for FCC licenses contemplates the Company’s historical ability to renew their licenses, that such renewals generally may be obtained indefinitely and at little cost, and that the technology used in broadcasting is not expected to be replaced in the foreseeable future. Therefore, cash flows derived from the FCC licenses are expected to continue indefinitely.

NEXSTAR FINANCE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Intangible Assets and Goodwill—(Continued)

The Company completed the annual tests of impairment for goodwill and FCC licenses as of December 31, 2003. These tests resulted in no impairment being recognized. As of June 30, 2004, the Company did not identify any events that would trigger an impairment assessment.

The change in the carrying amount of goodwill for the six months ended June 30, 2004 is as follows:

Balance as of January 1, 2004	$135,899
Acquisitions	1,445

Balance as of June 30, 2004	$137,344

6. Debt

Long-term debt consists of the following:

	December 31, 2003	June 30, 2004
	(Unaudited)
Term loans	$195,000	$194,025
Revolving credit facilities	10,000	50,000
12% senior subordinated notes due 2008, net of discount of $4,486 and $4,075	155,514	155,925
7% senior subordinated notes due 2014	125,000	125,000
16% senior discount notes due 2009, net of discount of $8,126	28,862	—
11.375% senior discount notes due 2013, net of discount of $48,745 and $44,150	81,255	85,850
SFAS No. 133 hedge accounting adjustment	3,307	2,914

	598,938	613,714
Less: current portion	(1,950)	(1,950)

	$596,988	$611,764

The Nexstar Senior Secured Credit Facilities

The senior secured credit facilities of Nexstar Broadcasting, Inc. (“Nexstar Broadcasting”), a wholly-owned subsidiary of Nexstar, (the “Nexstar Facilities”) consist of a $55.0 million term loan and a $50.0 million revolver. The term loans amortize at 1% annually in years 2004 through 2009, with the remaining 94% due in 2010. The outstanding principal amount on the revolving loans mature on December 31, 2009. As of June 30, 2004, Nexstar Broadcasting had outstanding $54.7 million on its term loan and $38.0 million under its revolver. Interest rates associated with the Nexstar Facilities are based, at the option of Nexstar Broadcasting, on (i) the higher of the prevailing prime rate or the Federal Funds Rate plus 0.50% plus an applicable margin or (ii) LIBOR plus an applicable margin, as defined in the credit agreement (ranging from 3.84% to 4.29% at June 30, 2004). Based on borrowing rates currently available to Nexstar Broadcasting for bank loans with similar terms and average maturities, the fair value of Nexstar Broadcasting’s credit facilities approximates its carrying value.

The Mission Senior Secured Credit Facilities

Mission’s senior secured credit facilities (the “Mission Facilities”) consist of a $140.0 million term loan and a $30.0 million revolver. The term loan amortizes at 1% annually in years 2004 through 2009, with the remaining 94% due in 2010. The outstanding principal amount on the revolving loans mature on December 31, 2009. As of June 30, 2004, Mission had outstanding $139.3 million on its term loan and $12.0 million under its revolver. Interest rates associated with the Mission Facilities are based, at the option of Mission, on (i) the higher of the prevailing prime rate or the Federal Funds Rate plus 0.50% plus an applicable margin or (ii) LIBOR plus an applicable margin, as defined in the credit agreement (ranging from 3.84% to 4.12% at June 30, 2004). Based on borrowing rates currently available to Mission for bank loans with similar terms and average maturities, the fair value of Mission’s credit facilities approximates its carrying value.

Cross Guarantees of Debt

        Nexstar Broadcasting Group, Inc. and its subsidiaries guarantee full payment of any obligations under Mission’s senior secured credit facilities in the event of Mission’s default. Similarly, Mission is a guarantor of Nexstar Broadcasting’s senior secured credit facilities entered into and the senior subordinated notes issued by Nexstar Broadcasting.

NEXSTAR FINANCE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Debt—(Continued)

Senior Discount Notes

On January 5, 2004, Nexstar redeemed the approximately $37.0 million principal amount at maturity of senior discount notes (the “16% notes”) for a total cash payment of $34.8 million, consisting of $28.9 million of principal and $5.9 million in call premium and accelerated amortization related to the 16% notes. Nexstar had issued the 16% notes on May 17, 2001 at a price of 54.0373%. The 16% notes were due to mature on May 15, 2009.

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

Debt Financing Costs

The refinancing of the senior secured credit facilities for Nexstar Broadcasting and Mission resulted in the write off of $5.8 million during the first quarter of 2003 of certain debt financing costs previously capitalized. The redemption of the 16% notes resulted in the write off of $0.9 million during the first quarter of 2004 of certain debt financing costs previously capitalized and $5.9 million in call premium and accelerated amortization related to the 16% notes. These amounts are included in loss on extinguishment of debt.

Interest Rate Swap Agreements

At June 30, 2004, Nexstar had in effect an interest rate swap agreement to pay a fixed interest rate and receive a variable interest rate as required by its credit facility agreements, with a notional amount of $93.3 million. The $93.3 million notional swap, while economically being used to hedge the variability of cash flows on a portion of Nexstar’s variable rate debt, does not qualify for SFAS No. 133 hedge accounting and, thus, is being recorded on the balance sheet at fair value with changes in fair value each period reported in other income and expense. The marking-to-market of this derivative instrument resulted in a recognition of a gain of $0.3 million and $1.2 million, respectively, in other income and expense for the three months ended June 30, 2003 and 2004, and a gain of $0.5 million and $1.8 million, respectively, for the six months ended June 30, 2003 and 2004. The differential to be paid or received on the swap is accrued as an adjustment to interest expense. The net fair value of the interest rate swap agreement representing the cash Nexstar would pay to settle the agreement was approximately $1.5 million and $3.3 million at June 30, 2004 and December 31, 2003, respectively.

On June 13, 2003, Quorum terminated its notional interest rate swap contract in the amount of $80.0 million. The notional interest rate swap agreement, while being used to mitigate the impact of the variability of interest rates on the credit facilities, did not qualify for SFAS No. 133 hedge accounting and, thus, was recorded on the balance sheet at fair value with changes in fair value each period reported in other income and expense. For the three months and six months ended June 30, 2003, other income and expense includes a gain of $0.4 million and $0.9 million, respectively, from marking-to-market this derivative instrument.

On June 13, 2003, Quorum entered into an interest rate collar agreement for a notional amount of $60.0 million through September 13, 2003 and $40.0 million from September 13, 2003 through December 13, 2004. Under the agreement the ceiling and floor interest rates were 2.5% and 0.88%, respectively. This agreement was terminated on April 5, 2004 with no gain or loss recognized.

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

NEXSTAR FINANCE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Commitments and Contingencies

Digital Conversion

FCC regulations required television stations to commence digital operations by May 1, 2002, in addition to continuing their analog operations, unless an extension of time was granted. The Company received extensions of time to begin digital operations at all of the stations it owns except WCIA and WCFN, which met the May 1, 2002 deadline, Nexstar-owned WQRF and WFXV and Mission-owned WFXP, which were not required to seek an extension of time because the FCC has not yet issued a DTV construction permit to these stations. All of our and Mission’s stations are broadcasting a low-power DTV signal, except WFXV and WQRF, which are not required to do so and WUTR, which is broadcasting at full-power. WYZZ, which is owned by Sinclair Broadcast Group, Inc., also is broadcasting a low-power digital television signal. KPOM, which Nexstar is expected to acquire from J.D.G. Television, Inc. in the third quarter of 2004, subject to FCC consent, is broadcasting a low-power digital signal. KFAA, which Nexstar also is expected to acquire from J.D.G. Television, Inc. in the third quarter of 2004, subject to FCC consent, has not yet initiated digital broadcasting. KFAA had until March 4, 2004 to construct DTV facilities. KFAA has applied for an extension of time to construct digital facilities and will have at least six months from the date the FCC acts on its application to construct its digital facilities. If the FCC denies this request for extension the licensee will have six months to complete construction of DTV facilities and will be required to report to the FCC on construction during this period. If the station is not broadcasting a digital signal by the end of this six-month period, the licensee could be subject to further sanctions, including, eventually, loss of its DTV construction permit. KLST, which Nexstar is expected to acquire from Jewell Television Corporation in the fourth quarter of 2004, subject to FCC consent, is broadcasting a low-power digital signal. The digital conversion required an average initial capital expenditure of $0.2 million per station for low-power transmission of a digital signal, and we estimate that it will require an average additional capital expenditure of $0.7 million per station to modify the transmitter for full-power digital signal transmission. Digital conversion expenditures were $2.5 million and $98 thousand, respectively, for the six months ended June 30, 2003 and 2004. We anticipate that digital conversion expenditures will be funded through available cash on hand and cash generated from operations.

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

9. Related Party Transactions

Quorum paid ABRY a management fee for financial and other advisory services. Management fees paid to ABRY approximated $0.1 million and $0.2 million, respectively, for the three months and six months ended June 30, 2003, and are included in selling, general and administrative expenses in the Company’s condensed consolidated statement of operations. Certain accrued management fees were settled by issuance of 80,230 shares of Nexstar’s Class B common stock and the management agreements were terminated upon completion of the Quorum acquisition on December 30, 2003.

VHR paid compensation to the former principal stockholder and officer of VHR of approximately $25 thousand and $50 thousand, respectively, for the three months and six months ended June 30, 2003, which is included in selling, general and administrative expenses in the Company’s condensed consolidated statement of operations.

Mission paid compensation to the principal stockholder of Mission, in the amount of $61 thousand and $59 thousand, respectively, for the three months ended June 30, 2003 and 2004, and $0.1 million for each of the six months ended June 30, 2003 and 2004, which is included in selling, general and administrative expenses.

NEXSTAR FINANCE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Subsequent Events

JSA with Mission

A JSA between KRBC, a Mission-owned station and KTAB, a Nexstar-owned station, both in the Abilene-Sweetwater, Texas, market, was implemented effective July 1, 2004. Under this JSA, KTAB purchases all of the advertising time on KRBC and retains the advertising revenue in return for payments to Mission equal to 70% of the KRBC revenue collected each month.

Recent FCC Actions

On August 2, 2004, the FCC released a Notice of Proposed Rule Making (“NPRM”) seeking comment on whether television JSAs should be considered attributable interests under the FCC’s rules. The FCC tentatively concluded that television JSAs should be attributable; however, the NPRM asks numerous questions, including why parties enter into JSAs, whether and how television JSAs are different from radio JSAs, and whether to grandfather existing JSAs. Nexstar anticipates that the deadline to submit comments in this proceeding will be in mid-September, with reply comments due in October. The outcome of this FCC rulemaking proceeding and the timing of an FCC decision are unpredictable.

On August 4, 2004, the FCC adopted further rules for the transition to digital broadcasting. Although the FCC adopted these rules, the text of this FCC decision is not available at this time. Generally, the new rules (i) establish a process for television broadcast stations to select the channel for their permanent DTV operations, (ii) establish deadlines by which DTV stations have to initiate full-power operations or else lose protection for all of their authorized coverage areas; and (iii) provide clarity on several technical issues, including closed-captioning requirements. Under these new rules, Nexstar will be required to begin electing its stations’ DTV channels in November 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking and Cautionary Statements

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated balance sheet as of June 30, 2004, unaudited condensed consolidated statements of operations and other unaudited condensed financial statements for the three months and six months ended June 30, 2003 and 2004 and related notes included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections or expectations of earnings, revenue, financial performance, liquidity and capital resources or other financial items; any assumptions or projections about the television broadcasting industry; any statements of our plans, strategies and objectives for our future operations, performance, liquidity and capital resources or other financial items; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and other similar words.

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

We make references throughout our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to comparisons on a “same station basis” in order to provide a more meaningful comparison of annual growth from internal operations which may be masked by growth from acquisitions. These comparisons refer to stations that we have owned or provided services to at the beginning and end of a particular period. In particular, references to a comparison on a same station basis for the three months ended June 30, 2004 versus the three months ended June 30, 2003 and the six months ended June 30, 2004 versus the six months ended June 30, 2003, include the following stations: WYOU, KQTV, WTWO, WBRE, KFDX, KSNF, KBTV, WJET, WFXP, WROC, KJTL, KJBO-LP, KTAB, KMID, KTAL, WCIA, WMBD, WYZZ, KODE, WCFN, KRBC, KSAN (formerly KRBC), WHAG, KDEB, WFFT, KAMR, WQRF, KARD, KLBK, WFXV, WPNY-LP, KSVI, WTVW, KOLR, KCIT, KCPN-LP, KAMC and KHMT. As used in the report, unless the context indicates otherwise, “Nexstar” refers to Nexstar Finance Holdings, Inc. and its wholly-owned subsidiary, Nexstar Broadcasting, Inc., and “Mission” refers to Mission Broadcasting, Inc. All references to “we,” “our,” and “us” refer to Nexstar.

Introduction

We own and operate 27 television stations. Through various local service agreements with Mission Broadcasting, Inc. (“Mission”), we currently program or provide sales and other services to additional television stations. Mission is 100% owned by an independent third party. Mission currently owns and operates the following television stations: WYOU, WFXP, KODE, KJTL, KJBO-LP, KRBC, KSAN, KOLR, KCIT, KCPN-LP, KAMC, KHMT, WUTR and WBAK. We do not own or control Mission or its television stations. In order for both us and Mission to continue to comply with FCC regulations, Mission maintains complete responsibility for and control over programming, finances, personnel and operations of its stations. However, as a result of our guarantee of Mission’s debt and our arrangements under the local service agreements and purchase option agreements with Mission described below, we are deemed under accounting principles generally accepted in the United States of America (“U.S. GAAP”) to have a controlling financial interest in Mission.

The following table describes the various service agreements we have implemented as of June 30, 2004 with Mission-owned stations:

Service Agreements	Stations
TBA Only (1)	WFXP and KHMT
SSA & JSA (2)	KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC, KSAN, WUTR and WBAK
SSA Only (3)	WYOU, KODE and KRBC

(1)	We have a TBA which allows us to program most of each station’s broadcast time, sell each station’s advertising time and retain the advertising revenue generated in exchange for monthly payments to Mission.

(2)	We have both an SSA and a JSA with these stations. The SSA allows the sharing of services including news production, technical maintenance and security, in exchange for our right to receive certain payments from Mission as described in the SSAs. The JSA allows us the right to sell and receive the revenue from the station’s advertising time in return for monthly payments to Mission. The arrangements under these agreements have had the effect of us receiving substantially all of the available cash, after debt service costs, generated by the above listed stations. We anticipate that we will continue to receive substantially all of the available cash, after payments for debt service costs, generated by the above listed stations.

(3)	We have an SSA with these stations which allows the sharing of services including news production, technical maintenance and security, in exchange for our right to receive certain payments from Mission as described in the SSAs. We have the right to implement terms of a JSA with 10 days written notification to Mission.

Our ability to receive cash from Mission is governed by these agreements.

In addition to the above local service agreements, Nexstar also guarantees Mission’s senior secured credit facilities. Similarly, Mission is a guarantor of the senior secured credit facilities entered into and the senior subordinated notes issued by Nexstar.

The shareholder of Mission has granted us a purchase option to acquire the assets and liabilities of each Mission station for consideration equal to the greater of (1) seven times the station’s broadcast cash flow as defined in the option agreement less the amount of its indebtedness as defined in the option agreement or (2) the amount of its indebtedness. These option agreements are freely exercisable or assignable by us without consent or approval by the shareholder of Mission.

In addition to Nexstar’s agreements with Mission, pursuant to an outsourcing agreement with a subsidiary of Sinclair Broadcast Group, Inc. (“Sinclair”) that became effective December 1, 2001, Nexstar provides engineering, production, sales and administrative services for WYZZ, the Fox affiliate in the Peoria-Bloomington, Illinois market. The parties share the combined broadcast cash flow (as defined in the outsourcing agreement) generated by WYZZ and Nexstar-owned, WMBD. The outsourcing agreement expires in December 2008, but at any time it may be canceled by either party upon 180 days written notice. Nexstar has evaluated the arrangement under Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation on Accounting Research Bulletin No. 51” (“FIN No. 46”) and has determined that it is not the primary beneficiary of WYZZ.

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

Most advertising contracts are short-term and generally run for a few weeks. Excluding political revenue, 67.3% and 67.8% of Nexstar’s and Mission’s consolidated spot revenue for the six months ended June 30, 2003 and 2004, respectively, was generated from local advertising. The remaining advertising revenue represents inventory sold for national or political advertising. Each station has an agreement with a national representative firm that provides for representation outside the particular station’s market. National commission rates vary within the industry and are governed by each station’s agreement. All national and political revenue is derived from advertisements placed by advertising agencies. The agencies receive a commission rate of 15.0% of the gross amount of advertising schedules placed by them. While the majority of local spot revenue is placed by local agencies, some advertisers place their schedules directly with the stations’ local sales staff, thereby eliminating the agency commission.

The stations advertising revenue is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even-numbered years resulting from political advertising and advertising aired during the Olympic Games.

Industry Trends

        Two significant industry-wide factors influenced our performance during 2003. Although historical market trends would have dictated a slight increase in revenue for 2003, the U.S. advertising market experienced a significant slowdown during 2003 as evidenced by a 2.3% decrease in market time sales for television as reported by the Television Bureau of Advertising (“TVB”). This was primarily the result of the war in Iraq, which began in the first quarter of 2003. The market began to stabilize and showed signs of recovery towards the end of the year and we believe that it is continuing to recover in 2004. Our net broadcast revenue on a same station basis increased 8.0% from $83.6 million for the six months ended June 30, 2003 to $90.3 million for the six months ended June 30, 2004.

Also, political revenue is a factor when comparing our period to period results. During an election year (even numbered years), political revenue makes up a significant portion of the increase in revenue in that year. Since 2004 is a presidential election year and political revenue during a presidential election year are generally higher than during a non-presidential election year, we expect a large percentage of our revenue growth in 2004 to be attributable to political revenue. Political revenue was $7.7 million for the six months ended June 30, 2004, a significant increase over the $1.8 million for the six months ended June 30, 2003. We expect the majority of political revenue to be earned over the remainder of 2004.

Acquisitions and Station Agreements

The acquisitions and local service agreements described below, which were entered into by Nexstar and Mission during the fiscal year ended December 31, 2003 and for the six months ended June 30, 2004 affect the year-to-year comparability of the operating results discussed below:

•	On May 9, 2003, Mission entered into a purchase agreement and a TBA with Bahakel Communications and certain of its subsidiaries, which owned WBAK, the Fox affiliate in Terre Haute, Indiana. Operations under the TBA commenced on May 9, 2003 and terminated upon the purchase of the station. On April 6, 2004, Mission purchased substantially all of the assets of WBAK for $3.0 million, exclusive of transaction costs. Pursuant to the terms of the purchase agreement, Mission made a down payment of $1.5 million against the purchase price on May 9, 2003, which was funded with borrowings under its senior credit facilities. Mission paid the remaining $1.5 million upon consummation of the acquisition on April 6, 2004, exclusive of transaction costs, which was funded with borrowings under its senior credit facilities. Additionally, Mission entered into an SSA with Nexstar, effective May 9, 2003, as amended, whereby Nexstar-owned WTWO provides certain services to WBAK, including news production, technical maintenance and security in exchange for monthly payments of $100 thousand from Mission. Mission also entered into a JSA, effective May 9, 2003, as amended, whereby Nexstar-owned WTWO purchases all of the advertising time on WBAK and retains the advertising revenue in return for payments to Mission of 70% of the WBAK revenue collected each month. Mission evaluated its arrangement with Bahakel Communications under FIN No. 46 and determined that it was the primary beneficiary of WBAK. Mission therefore consolidated the financial position and results of operations of WBAK from May 9, 2003 to April 6, 2004.

•	On October 13, 2003, Nexstar entered into an agreement to acquire substantially all of the assets of KPOM/KFAA, the NBC affiliate in Fort Smith-Fayetteville-Springdale-Rogers, Arkansas, from J.D.G. Television, Inc. for $17.0 million. Operations under a TBA between us and J.D.G. Television, Inc. began on October 16, 2003. The acquisition is expected to close in the third quarter of 2004, subject to FCC consent. Nexstar has evaluated its arrangement with J.D.G. Television, Inc. under FIN No. 46 and has determined that it is the primary beneficiary of KPOM/KFAA. Nexstar has therefore consolidated the financial position and results of operations of KPOM/KFAA since October 16, 2003, and pursuant to FIN No. 46, J.D.G. Television, Inc.’s ownership is currently reflected as minority interest in these condensed consolidated financial statements.

•	On December 17, 2003, Mission entered into an agreement to acquire substantially all of the assets of WUTR, the ABC affiliate in Utica, New York, from a subsidiary of Clear Channel Communications. On April 1, 2004, Mission purchased substantially all of the assets of WUTR for $3.7 million, exclusive of transaction costs. Pursuant to the terms of the purchase agreement, Mission set aside $0.8 million against the purchase price in a restricted cash account which was funded with borrowings under its senior credit facilities. Mission paid the $3.7 million purchase price upon consummation of the acquisition on April 1, 2004, exclusive of transaction costs, including the incremental borrowing of $2.9 million under its senior credit facilities. Mission entered into an SSA with Nexstar, effective April 1, 2004, whereby Nexstar-owned WFXV provides certain services to WUTR including news production, technical maintenance and security in exchange for a flat monthly fee of $10 thousand per month. We also entered into a JSA, effective April 1, 2004, whereby Nexstar-owned WFXV purchases all of the advertising time in return for payments to Mission equal to 70% of the WUTR revenue collected each month.

•	On May 21, 2004, Nexstar entered into a purchase agreement to acquire substantially all of the assets of KLST, the CBS affiliate in San Angelo, Texas, from Jewell Television Corporation for $12.0 million. Operations under a TBA between Nexstar and Jewell Television Corporation began on June 1, 2004. The acquisition is expected to close during the fourth quarter of 2004, subject to FCC consent. Nexstar has evaluated its arrangement with Jewell Television Corporation under FIN No. 46 and has determined that it is the primary beneficiary of KLST. The Company has therefore consolidated the financial position and results of operations of KLST since June 1, 2004, and pursuant to FIN No. 46, Jewell Television Corporation’s ownership is currently reflected as minority interest in these condensed consolidated financial statements.

Recent Developments

KLST

On May 21, 2004, we entered into a purchase agreement to acquire substantially all of the assets of KLST, the CBS affiliate in San Angelo, Texas, from Jewell Television Corporation for $12.0 million. Operations under a TBA between us and Jewell Television Corporation began on June 1, 2004. Pursuant to the terms of the purchase agreement, we made a down payment of $1.7 million against the purchase price on May 21, 2004, which was funded from available cash. The acquisition is expected to close in the fourth quarter of 2004, subject to FCC consent. Simultaneous with the TBA, Nexstar implemented a JSA whereby, KLST purchases all the advertising time on Mission-owned KSAN in return for payments to Mission equal to 70% of the KSAN revenue collected each month. An SSA was also implemented whereby KLST provides certain services to KSAN including news production, technical maintenance and security in exchange for a flat monthly fee.

WTVW

Quorum entered into a purchase and sale agreement on April 1, 2003 to sell WTVW, the Fox affiliate in Evansville, Indiana. The purchase and sale was terminated. Other income for the second quarter of 2004 includes a $1.8 million gain related to the settlement of the terminated sale of WTVW.

Historical Performance

Revenue

The following table sets forth the principal types of revenue received by our stations for the periods indicated and each type of revenue (other than trade and barter) as a percentage of total gross revenue, as well as agency and national sales representative commissions:

	Three Months Ended June 30,				Six Months Ended June 30,
	2003		2004		2003		2004
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)				(dollars in thousands)
Local	$35,690	61.0	$39,065	59.9	$65,731	61.5	$72,914	59.9
National	17,464	29.9	18,486	28.3	31,899	29.9	34,561	28.4
Political	1,533	2.6	4,293	6.6	1,790	1.7	7,676	6.3
Network compensation	2,169	3.7	2,150	3.3	4,257	4.0	4,228	3.5
Other	1,636	2.8	1,265	1.9	3,116	2.9	2,307	1.9

Total gross revenue	58,492	100.0	65,259	100.0	106,793	100.0	121,686	100.0
Less: Agency and national representative commissions	7,653	13.1	8,791	13.5	13,860	13.0	16,250	13.4

Net broadcast revenue	50,839	86.9	56,468	86.5	92,933	87.0	105,436	86.6
Trade and barter revenue	4,346		4,689		9,506		9,957

Total net revenue	$55,185		$61,157		$102,439		$115,393

Results of Operations

The following table sets forth a summary of our operations for the periods indicated and their percentages of total net revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2003		2004		2003		2004
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)				(dollars in thousands)
Total net revenue	$55,185	100.0	$61,157	100.0	$102,439	100.0	$115,393	100.0
Operating expenses:
Corporate expenses	2,469	4.5	2,205	3.6	4,724	4.6	4,241	3.7
Station direct operating expenses, net of trade	13,184	23.9	14,184	23.2	26,024	25.4	28,491	24.7
Selling, general and administrative expenses	14,878	27.0	14,718	24.1	27,799	27.1	29,399	25.5
Merger related expenses	—	—	—	—	—	—	456	0.4
Trade and barter expense	4,136	7.5	4,522	7.4	9,336	9.1	9,571	8.3
Depreciation and amortization	10,602	19.2	11,177	18.3	21,358	20.8	23,220	20.1
Amortization of broadcast rights, excluding barter	2,657	4.8	2,656	4.3	5,363	5.2	5,659	4.9

Income from operations	$7,259		$11,695		$7,835		$14,356

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003.

Revenue

Local revenue was $39.1 million for the three months ended June 30, 2004, compared to $35.7 million for the same period in 2003, an increase of $3.4 million, or 9.5%. An increase of $1.4 million was attributed to stations for which a local service arrangement was entered into after January 1, 2003. On a same station basis, local revenue increased $2.0 million, or 6.4%. The increase in local revenue was attributed to stronger emphasis on sales initiatives at our and Mission’s stations and to lower revenue in 2003 as a result of the war.

National revenue was $18.5 million for the three months ended June 30, 2004, compared to $17.5 million for the same period in 2003, an increase of $1.0 million, or 5.9%. An increase of $0.7 million was attributed to stations for which a local service arrangement was entered into after January 1, 2003. On a same station basis, national revenue increased $0.3 million, or 2.1%. The increase in national revenue was attributed to consistent growth in the automotive advertising and lower revenue in 2003 as a result of the war.

Political revenue was $4.3 million for the three months ended June 30, 2004, compared to $1.5 million for the same period in 2003, an increase of $2.8 million, or 180.0%. An increase of $0.7 million was attributed to stations for which a local service arrangement was entered into after January 1, 2003. On a same station basis, political revenue increased $2.1 million, or 140.0%. The increase in political revenue was attributed to presidential and/or statewide races in Pennsylvania, Illinois, Arkansas and Missouri.

Operating Expenses

Station direct operating expenses, consisting primarily of news, engineering and programming, net of trade, and selling, general and administrative expenses were $28.9 million for the three months ended June 30, 2004, compared to $28.1 million for the same period in 2003, an increase of $0.8 million, or 3.0%. An increase of $1.4 million was attributed to stations for which a local service arrangement was entered into after January 1, 2003. On a same station basis, station direct operating expenses, net of trade, and selling, general and administrative expenses decreased by $0.6 million. The decrease was attributed to cost reductions incurred at various station locations, including reductions in personnel and the termination of non-strategic contractual commitments.

Corporate expenses, related to costs associated with the centralized management of Nexstar’s and Mission’s stations, decreased $0.3 million, or 10.7%, for the three months ended June 30, 2004, compared to the same period in 2003. The decrease was primarily attributed to the elimination of certain costs, such as personnel related costs and professional fees, associated with separate corporate overhead from Quorum Broadcast Holdings, LLC, which we merged with in 2003, offset by an increase in regulatory compliance and financial reporting costs.

Depreciation of property and equipment was $4.2 million for the three months ended June 30, 2004 as compared to $5.1 million for the same period in 2003, a decrease of $0.9 million. The decrease is primarily attributed to assets at certain stations becoming fully depreciated during the first quarter of 2004.

The amortization of intangibles increased by $1.4 million, or 25.9%, for the three months ended June 30, 2004, compared to the same period in 2003. The increase was attributed to the amortization of intangible assets acquired from television stations KARK, WDHN, KRBC, KSAN, WUTR and WBAK.

Amortization of broadcast rights, excluding barter, was $2.7 million for both the three months ended June 30, 2004 and 2003.

Income from Operations

Income from operations increased by $4.4 million for the three months ended June 30, 2004, compared to the same period in 2003. On a same station basis, income from operations for the three months ended June 30, 2004, was $11.1 million as compared to $4.8 million for the three months ended June 30, 2003. The increase in income from operations in 2004 is primarily attributable to the increase in net revenue as described above.

Interest Expense

Interest expense decreased by $3.9 million, or 22.9%, for the three months ended June 30, 2004, compared to the same period in 2003. The decrease in interest expense was primarily attributed to lower interest rates on our senior credit facilities and the redemption of Nexstar Holdings’ $37.0 million principal amount at maturity of senior discount notes (the “16% notes”) in January 2004.

Other Income

Other income was $2.9 million for the three months ended June 30, 2004 as compared to $0.9 million for the same period in 2003. The marking-to-market of the interest rate swap agreements resulted in recognition of $1.2 million and $0.7 million in other income for the three months ended June 30, 2004 and 2003, respectively. The change in market values was due to a fluctuation in market interest rates. Other income for the second quarter of 2004 includes a $1.8 million gain related to a settlement concerning the terminated sale of our television station WTVW.

Income Taxes

The provision for income taxes was $0.9 million for the three months ended June 30, 2004 as compared to $0.3 million for the same period in 2003. The provision for income taxes is primarily related to an increase in the valuation allowance against an increase in our net deferred tax liability during the period.

In assessing our ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Prior to January 1, 2002, we recorded deferred tax liabilities relating to the difference in the book and tax basis of goodwill and intangibles. The reversals of those deferred tax liabilities were utilized to support the recognition of the deferred tax assets recorded by us. As a result of the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), those deferred tax liabilities will no longer reverse on a scheduled basis and can no longer be utilized to support the realization of deferred tax assets.

Minority Interest in Consolidated Entity

The minority interest in consolidated entity of $0.5 million for the three months ended June 30, 2004 relates to the recognition of $0.5 million of expenses in the stations KPOM/KFAA and KLST prior to the consummation of their acquisitions as a result of the application of FIN No. 46.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003.

Revenue

Local revenue was $72.9 million for the six months ended June 30, 2004, compared to $65.7 million for the same period in 2003, an increase of $7.2 million, or 10.9%. An increase of $3.4 million was attributed to stations for which a local service arrangement was entered into after January 1, 2003. On a same station basis, local revenue increased $3.8 million, or 6.5%. The increase in local revenue was attributed to stronger emphasis on sales initiatives at our and Mission’s stations and to lower revenue in 2003 as a result of the war.

National revenue was $34.6 million for the six months ended June 30, 2004, compared to $31.9 million for the same period in 2003, an increase of $2.7 million, or 8.3%. An increase of $1.7 million was attributed to stations for which a local service arrangement was entered into after January 1, 2003. On a same station basis, national revenue increased $1.0 million, or 3.3%. The increase in national revenue was attributed to consistent growth in the automotive advertising and lower revenue in 2003 as a result of the war.

Political revenue was $7.7 million for the six months ended June 30, 2004, compared to $1.8 million for the same period in 2003, an increase of $5.9 million, or 328.8%. An increase of $0.9 million was attributed to stations for which a local service arrangement was entered into after January 1, 2003. On a same station basis, political revenue increased $5.0 million, or 281.6%. The increase in political revenue was attributed to presidential and/or statewide races in Pennsylvania, Illinois, Arkansas and Missouri.

Operating Expenses

Station direct operating expenses, consisting primarily of news, engineering and programming, net of trade, and selling, general and administrative expenses were $57.9 million for the six months ended June 30, 2004, compared to $53.8 million for the same period in 2003, an increase of $4.1 million, or 7.5%. An increase of $4.0 million was attributed to stations for which a local service arrangement was entered into after January 1, 2003. On a same station basis, station direct operating expenses, net of trade, and selling, general and administrative expenses increased $0.1 million.

Merger related expenses of $0.5 million for the six months ended June 30, 2004, include costs to acquire the Quorum stations (accounted for as a merger under common control in a manner similar to pooling of interests) such as severance costs, termination of contracts, among others, for Quorum’s traffic systems, Nielsen rating services, website management, and professional fees relating primarily to the television station WTVW.

Corporate expenses, related to costs associated with the centralized management of Nexstar’s and Mission’s stations, decreased $0.5 million, or 10.2%, for the six months ended June 30, 2004, compared to the same period in 2003. The decrease was primarily attributed to the elimination of certain costs, such as personnel related costs and professional fees, associated with separate corporate overhead from Quorum Broadcast Holdings, LLC, which we merged with in 2003, offset by an increase in regulatory compliance and financial reporting costs.

Depreciation of property and equipment was $9.3 million for the six months ended June 30, 2004, compared to $10.2 million for the same period in 2003, a decrease of $0.9 million. The decrease is primarily attributed to assets at certain stations becoming fully depreciated during the first quarter of 2004.

The amortization of intangibles increased by $2.7 million, or 24.2%, for the six months ended June 30, 2004, compared to the same period in 2003. The increase was attributed to the amortization of intangible assets acquired from television stations KARK, WDHN, KRBC, KSAN, WUTR and WBAK.

Amortization of broadcast rights, excluding barter, was $5.7 million for the six months ended June 30, 2004 as compared to $5.4 million for the same period in 2003, an increase of $0.3 million. The increase is mostly attributed to amortization of broadcast rights acquired from television stations WUTR and WBAK and amortization recognized in accordance with FIN No. 46 for the pending acquisitions of KPOM/KFAA and KLST.

Income from Operations

Income from operations increased by $6.5 million for the six months ended June 30, 2004, compared to the same period in 2003. On a same station basis, income from operations for the six months ended June 30, 2004, was $14.8 million as compared to $4.1 million for the six months ended June 30, 2003. The increase in income from operations in 2004 is primarily attributable to the increase in net revenue as described above.

Interest Expense

Interest expense decreased by $3.1 million, or 10.7%, for the six months ended June 30, 2004 as compared to the same period in 2003. The decrease in interest expense was primarily attributed to lower interest rates on our senior credit facilities and the redemption of Nexstar Holdings’ 16% notes in January 2004.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $6.8 million for the six months ended June 30, 2004, consisting of $5.9 million in call premium and accelerated amortization related to the redemption of the 16% notes and the write off of $0.9 million of certain debt financing costs previously capitalized on the 16% notes. Loss on extinguishment of debt of $5.8 million for the six months ended June 30, 2003 represented the write off of certain debt financing costs related to the refinancing of the senior secured credit facilities for Nexstar Broadcasting and Mission.

Other Income

Other income was $3.7 million for the six months ended June 30, 2004 as compared to $1.9 million for the same period in 2003. The marking-to-market of the interest rate swap agreements resulted in recognition of $1.8 million and $1.4 million in other income for the six months ended June 30, 2004 and 2003, respectively. The change in market values was due to a fluctuation in market interest rates. Other income for the six months ended June 30, 2004 includes a $1.8 million gain related to a settlement concerning the terminated sale of our television station WTVW.

Income Taxes

The provision for income taxes was $1.9 million for the six months ended June 30, 2004 as compared to $0.6 million for the same period in 2003. The provision for income taxes is primarily related to an increase in the valuation allowance against an increase in our net deferred tax liability during the period.

In assessing our ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Prior to January 1, 2002, we recorded deferred tax liabilities relating to the difference in the book and tax basis of goodwill and intangibles. The reversals of those deferred tax liabilities were utilized to support the recognition of the deferred tax assets recorded by us. As a result of the adoption of SFAS No. 142, those deferred tax liabilities will no longer reverse on a scheduled basis and can no longer be utilized to support the realization of deferred tax assets.

Minority Interest in Consolidated Entity

The minority interest in consolidated entity of $1.0 million for the six months ended June 30, 2004 relates to the recognition of $1.0 million of expenses in the stations KPOM/KFAA and KLST prior to the consummation of their acquisitions as a result of the application of FIN No. 46. The minority interest in consolidated entity of $0.1 million for the six months ended June 30, 2003 relates to the recognition of $0.1 million of expenses due to the application of FIN No. 46 as it pertains to the local service agreements Mission had with WBAK from May 9, 2003 to April 6, 2004.

Liquidity and Capital Resources

Cash Flows

Cash and cash equivalents decreased by $0.2 million for the six months ended June 30, 2004 and increased by $69.8 million for six months ended June 30, 2003. The major components of these changes are discussed below.

Cash Flows - Operating Activities

Cash provided by operating activities was $1.5 million and $10.6 million during the six months ended June 30, 2004 and 2003, respectively.

Cash flows from operating activities include net loss adjusted for non-cash items and the effects of changes in working capital, including changes in accounts receivable and payable, broadcast rights asset and liability and other accrued assets and liabilities. The comparative decrease in cash flows provided by operations of $9.1 million was primarily due to the timing of payments made or received on operating assets and liabilities.

Cash Flows – Investing Activities

Cash used for investing activities was $11.6 million and $56.6 million during the six months ended June 30, 2004 and 2003, respectively. Cash flows from investing activities consist primarily of cash used for capital additions and funding of acquisitions.

Capital expenditures were $4.1 million and $6.2 million for the six months ended June 30, 2004 and 2003, respectively. We project that 2004 full-year capital expenditures will be approximately $9.5 million to $10.0 million, excluding acquisition-related spending.

Cash used for acquisitions was $8.6 million and $50.4 million for the six months ended June 30, 2004 and 2003, respectively. Cash used for acquisitions for the six months ended June 30, 2004 included (1) the $3.7 million payment, exclusive of transaction costs, by Mission for the acquisition of WUTR, (2) the remaining $1.5 million payment, exclusive of transaction costs, by Mission for the acquisition of WBAK, and (3) a down payment by Nexstar of $1.7 million against the purchase price for KLST. We expect to pay the remaining $10.3 million purchase price for KLST during the fourth quarter of 2004, subject to FCC consent. Cash used for acquisitions for the six months ended June 30, 2003 included (1) a down payment by Nexstar of $40.0 million against the purchase price for KARK and WDHN, (2) the remaining $8.5 million payment, exclusive of transaction costs, by Mission for its acquisition of KRBC and KSAN, and (3) a down payment by Mission of $1.5 million against the purchase price of WBAK. We paid the remaining $51.5 million purchase price for KARK and WDHN upon closing the acquisition on August 1, 2003. Mission paid the remaining $1.5 million purchase price for WBAK upon closing the acquisition on April 6, 2004.

Cash Flows – Financing Activities

Cash provided by financing activities was $9.9 million for the six months ended June 30, 2004, compared to $115.8 million for the six months ended June 30, 2003.

The change in cash flows from financing activities for the six months ended June 30, 2004 was primarily the result of (1) borrowings of $42.0 million under the senior secured credit facilities, (2) the repayment of $28.9 million of the 16% notes, (3) the repayment of $3.0 million of previous borrowings under the senior credit facilities, and (4) payment of transaction and debt financing costs of approximately $0.3 million. The change in cash flows from financing activities for the six months ended June 30, 2003 was primarily the result of (1) borrowings of $222.1 million under the senior credit facilities, (2) the repayment of $172.0 million of previous borrowings under the senior credit facilities, (3) the issuance of $74.7 million of our 11.375% notes, (4) the payment of transaction and debt financing costs of approximately $7.5 million, and (5) a $1.5 million tax distribution to holders of preferred equity interests. As of June 30, 2004, there was approximately $30.0 million of unused commitments under Nexstar’s and Mission’s senior credit facilities. We and Mission were in compliance with all covenants contained in the credit agreements governing the senior secured credit facilities and the indentures governing the publicly-held notes at June 30, 2004.

Liquidity

We believe that our funds generated through future operations and availability of borrowings under our credit facilities will be sufficient to fund our debt service and working capital requirements for the foreseeable future. We intend to finance capital expenditures and acquisitions through cash flow generated from operations and borrowings on our credit facilities. We do not foresee any difficulty in continuing to comply with covenants of our credit facilities. We will continue to optimize our capital structure.

We will continue to evaluate the best use of our operating cash flow among capital expenditures, acquisitions and debt reduction. We have not declared or paid a cash dividend. We do not anticipate paying cash dividends in the foreseeable future. Our credit facilities do not allow us to declare cash dividends.

The Senior Secured Credit Facilities

The senior secured credit facilities of Nexstar Broadcasting, Inc. (“Nexstar Broadcasting”), a wholly-owned subsidiary of Nexstar, (the “Nexstar Facilities”) consist of a $55.0 million term loan and a $50.0 million revolver. Nexstar Broadcasting used the proceeds to refinance its existing senior secured credit facilities, pay for related debt financing costs and finance the Quorum acquisition, including the refinancing of all debt of Quorum’s subsidiaries. Financial covenants under the Nexstar Facilities include a total combined leverage ratio of Nexstar Broadcasting and Mission of 7.00 times the last twelve months operating cash flow (as defined in the credit agreement) through December 30, 2004 and a senior combined leverage ratio of Nexstar Broadcasting and Mission of 4.00 times the last twelve months operating cash through December 30, 2004. Covenants also include, among others, an interest coverage ratio of 1.75 to 1.00 from June 30, 2004 through December 30, 2006 and a fixed charge coverage ratio of 1.15 to 1.00. The term loans amortize at 1% annually in years 2004 through 2009, with the remaining 94% due in 2010. The outstanding principal amount on the revolving loans mature on December 31, 2009. As of June 30, 2004, Nexstar Broadcasting had outstanding $54.7 million on its term loan and $38.0 million under its revolver. Interest rates associated with the Nexstar Facilities are based, at the option of Nexstar Broadcasting, on (i) the higher of the prevailing prime rate or the Federal Funds Rate plus 0.50% plus an applicable margin or (ii) LIBOR plus an applicable margin, as defined in the credit agreement (ranging from 3.84% to 4.29% at June 30, 2004). Interest is fixed for a period ranging from one month to 12 months, depending on availability of the interest basis selected, except if Nexstar Broadcasting selects a prime-based loan, in which case the interest rate will fluctuate during the period as the prime rate fluctuates. Interest is payable periodically based on the type of interest rate selected. In addition, Nexstar Broadcasting is required to pay quarterly commitment fees on the unused portion of the its revolver loan commitment based on the Company’s leverage ratio for that particular quarter. The Nexstar Broadcasting term loan is subject to scheduled mandatory repayments that commenced on March 31, 2004. The borrowings under the Nexstar Broadcasting credit facilities are guaranteed by each existing and subsequently acquired or organized subsidiary of Nexstar Broadcasting and by Mission. Based on borrowing rates currently available to Nexstar Broadcasting for bank loans with similar terms and average maturities, the fair value of Nexstar Broadcasting’s credit facilities approximates its carrying value.

Mission’s senior secured credit facilities (the “Mission Facilities”) consist of a $140.0 million term loan and a $30.0 million revolver. Mission used the proceeds to refinance their existing senior secured credit facilities, pay for related debt financing costs and finance the VHR Broadcasting, Inc. and its subsidiaries (“VHR”) acquisition. The term loan amortizes at 1% annually in years 2004 through 2009, with the remaining 94% due in 2010. The outstanding principal amount on the revolving loans mature on December 31, 2009. As of June 30, 2004, Mission had outstanding $139.3 million on its term loan and $12.0 million under its revolver. Interest rates associated with the Mission Facilities are based, at the option of Mission, on (i) the higher of the prevailing prime rate or the Federal Funds Rate plus 0.50% plus an applicable margin or (ii) LIBOR plus an applicable margin, as defined in the credit agreement (ranging from 3.84% to 4.12% at June 30, 2004). Interest is fixed for a period ranging from one month to 12 months, depending on availability of the interest basis selected, except if Mission selects a prime-based loan, in which case the interest rate will fluctuate during the period as the prime rate fluctuates. Interest is payable periodically based on the type of interest rate selected. In addition, Mission is required to pay quarterly commitment fees on the unused portion of the Mission revolver loan commitment based on the combined leverage ratio of Nexstar and Mission for that particular quarter. The Mission term loan is subject to scheduled mandatory repayments that commenced on March 31, 2004. Nexstar guarantees full payment of any obligations outstanding in the event of Mission’s default. Based on borrowing rates currently available to Mission for bank loans with similar terms and average maturities, the fair value of Mission’s credit facilities approximates its carrying value.

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

Registration

On May 13, 2004, the $125.0 million of 7% senior subordinated notes issued by Nexstar Broadcasting on December 30, 2003 were registered under the Securities Act of 1933 by filing a registration statement with the Securities Exchange Commission pursuant to a registration rights agreement.

Debt Covenants

The bank debt agreements and the notes described above contain covenants which require Nexstar Broadcasting and Mission to comply with certain financial ratios, capital expenditure limits, cash payments for broadcast rights limits and other restrictions. The covenants are formally calculated on a quarterly basis. Nexstar Broadcasting and Mission were in compliance with such covenants at June 30, 2004.

Debt Financing Costs

The refinancing of the senior secured credit facilities for Nexstar Broadcasting and Mission resulted in the write off of $5.8 million for the six months ended June 30, 2003 of certain debt financing costs previously capitalized. The redemption of the 16% notes resulted in the write off of $0.9 million for the six months ended June 30, 2004 of certain debt financing costs previously capitalized and $5.9 million in call premiums and accelerated amortization related to the 16% notes. These amounts are included in loss on extinguishment of debt.

Interest Rate Swap Agreements

At June 30, 2004, Nexstar had in effect an interest rate swap agreement to pay a fixed interest rate and receive a variable interest rate as required by its credit facility agreements, with a notional amount of $93.3 million. The $93.3 million notional swap, while economically being used to hedge the variability of cash flows on a portion of the Company’s variable rate debt, does not qualify for SFAS No. 133 hedge accounting and, thus, is being recorded on the balance sheet at fair value with changes in fair value each period reported in other income and expense. The marking-to-market of this derivative instrument resulted in a recognition of a gain of $0.3 million and $1.2 million in other income and expense for the three months ended June 30, 2003 and 2004, respectively, and a gain of $0.5 million and $1.8 million for the six months ended June 30, 2003 and 2004, respectively. The differential to be paid or received on the swap is accrued as an adjustment to interest expense. The net fair value of the interest rate swap agreement representing the cash we would pay to settle the agreement was approximately $1.5 million and $3.3 million at June 30, 2004 and December 31, 2003, respectively.

On June 13, 2003, Quorum terminated its notional interest rate swap contract in the amount of $80.0 million. The notional interest rate swap agreement, while being used to mitigate the impact of the variability of interest rates on the credit facilities, did not qualify for SFAS No. 133 hedge accounting and, thus, was recorded on the balance sheet at fair value with changes in fair value each period reported in other income and expense. For the three months and six months ended June 30, 2003, other income and expense includes a gain of $0.4 million and $0.9 million, respectively, from marking-to-market this derivative instrument.

On June 13, 2003, Quorum entered into an interest rate collar agreement for a notional amount of $60.0 million through September 13, 2003 and $40.0 million from September 13, 2003 through December 13, 2004. Under the agreement the ceiling and floor interest rates were 2.5% and 0.88%, respectively. The agreement was terminated on April 5, 2004 with no gain or loss recognized.

Digital Conversion

        FCC regulations required television stations to commence digital operations by May 1, 2002, in addition to continuing their analog operations, unless an extension of time was granted. We received extensions of time to begin digital operations at all of the stations we own except WCIA and WCFN, which met the May 1, 2002 deadline, and Nexstar-owned WQRF and WFXV and Mission-owned WFXP, which were not required to seek an extension of time because the FCC has not yet issued a DTV construction permit to these stations. All of our and Mission’s stations are broadcasting a low-power DTV signal, except WFXV and WQRF, which are not required to do so and WUTR, which is broadcasting at full-power. WYZZ, which is owned by Sinclair Broadcast Group, Inc., also is broadcasting a low-power digital television signal. KPOM, which Nexstar is expected to acquire from J.D.G. Television, Inc. in the third quarter of 2004, subject to FCC consent, is broadcasting a low-power digital signal. KFAA, which Nexstar also is expected to acquire from J.D.G. Television, Inc. in the third quarter of 2004, subject to FCC consent, has not yet initiated digital broadcasting. KFAA had until March 4, 2004 to construct DTV facilities. KFAA has applied for an extension of time to construct digital facilities and will have at least six months from the date the FCC acts on its application to construct its digital facilities. If the FCC denies this request for extension the licensee will have six months to complete construction of DTV facilities and will be required to report to the FCC on construction during this period. If the station is not broadcasting a digital signal by the end of this six-month period, the licensee could be subject to further sanctions, including, eventually, loss of its DTV construction permit. KLST, which Nexstar is expected to acquire from Jewell Television Corporation in the fourth quarter of 2004, subject to FCC consent, is broadcasting a low-power digital signal. The digital conversion required an average initial capital expenditure of $0.2 million per station for low-power transmission of a digital signal, and we estimate that it will require an average additional capital expenditure of $0.7 million per station to modify the transmitter for full-power digital signal transmission. Digital conversion expenditures were $2.5 million and $98 thousand, respectively, for the six months ended June 30, 2003 and 2004. We anticipate that digital conversion expenditures will be funded through available cash on hand and cash generated from operations.

No Off-Balance Sheet Arrangements

At June 30, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with Mission, KPOM/KFAA and KLST are on-balance sheet arrangements. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations

The following summarizes Nexstar’s and Mission’s contractual obligations at June 30, 2004, and the effect such obligations are expected to have on Nexstar’s and Mission’s liquidity and cash flow in future periods.

	Total	Remainder of 2004	2005-2006	2007-2008	Thereafter
	(dollars in thousands)
Nexstar senior credit facilities	$92,725	$275	$1,100	$1,100	$90,250
Mission senior credit facilities	151,300	700	2,800	2,800	145,000
7% senior subordinated notes due 2014	125,000	—	—	—	125,000
12% senior subordinated notes due 2008	160,000	—	—	160,000	—
11.375% senior discount notes due 2013	130,000	—	—	—	130,000
Cash interest on debt	281,135	19,081	73,385	78,437	110,232
Broadcast rights current commitments	6,879	2,547	3,710	609	13
Broadcast rights future commitments	12,604	2,554	8,106	1,858	86
Executive employee contracts	10,796	1,118	4,708	4,970	—
Capital commitments for digital television	202	202	—	—	—
KPOM/KFAA purchase price obligation	7,000	7,000	—	—	—
KLST purchase price obligation	10,250	10,250	—	—	—
Time brokerage fees	218	203	15	—	—
Operating lease obligations	32,229	1,573	5,948	5,458	19,250

Total contractual cash obligations	$1,020,338	$45,503	$99,772	$255,232	$619,831

On October 13, 2003, we entered into a purchase agreement to acquire substantially all of the assets of KPOM/KFAA, the NBC affiliate in Fort Smith-Fayetteville-Springdale-Rogers, Arkansas, from J.D.G. Television, Inc. for $17.0 million. We made a down payment of $10.0 million against the purchase price on October 16, 2003, which was funded from available cash. We expect to pay the remaining commitment of $7.0 million at closing in the third quarter of 2004, subject to FCC consent.

On May 21, 2004, we entered into a purchase agreement to acquire substantially all of the assets of KLST, the CBS affiliate in San Angelo, Texas, from Jewell Television Corporation and made a down payment of $1.7 million against the purchase price, which was funded from available cash. We expect to pay the remaining commitment of $10.3 million at closing in the fourth quarter of 2004, subject to FCC consent.

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

Critical Accounting Policies and Estimates

The condensed consolidated financial statements have been prepared in accordance with U.S. GAAP which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year.

Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 45 through 47 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. Management believes that as of June 30, 2004 there has been no material change to this information.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Omitted pursuant to General Instructions H(2) to Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Omitted pursuant to General Instructions H(2) to Form 10-Q.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted pursuant to General Instructions H(2) to Form 10-Q.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

Exhibit No.	Exhibit
10.01	Agreement for Sale of Commercial Time, dated April 1, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WUTR-WFXV). (Incorporated by reference to Exhibit 10.99 to Amendment No. 1 to Registration Statement on Form S-4 filed by Nexstar Broadcasting, Inc. (File No. 333-114963))

10.02	Shared Services Agreement, dated April 1, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WUTR-WFXV). (Incorporated by reference to Exhibit 10.100 to Amendment No. 1 to Registration Statement on Form S-4 filed by Nexstar Broadcasting, Inc. (File No. 333-114963))

10.03	Purchase Agreement, dated May 21, 2004, by and between Nexstar Broadcasting, Inc. and Jewell Television Corporation. (Incorporated by reference to Exhibit 10.03 to the Quarterly Report on Form 10-Q filed by Nexstar Broadcasting, Inc. (File No. 333-62916-01))

10.04	Time Brokerage Agreement, dated May 21, 2004, by and between Nexstar Broadcasting, Inc. and Jewell Television Corporation. (Incorporated by reference to Exhibit 10.04 to the Quarterly Report on Form 10-Q filed by Nexstar Broadcasting, Inc. (File No. 333-62916-01))

31.1	Certification of Perry A. Sook pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of G. Robert Thompson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Perry A. Sook pursuant to 18 U.S.C. ss. 1350.

32.2	Certification of G. Robert Thompson pursuant to 18 U.S.C. ss. 1350.

b. Reports on Form 8-K.

(1)	Current Report on Form 8-K furnished by Nexstar Finance Holdings, Inc. on May 11, 2004 disclosing the issuance of a press release announcing Nexstar Broadcasting Group, Inc.’s financial results for quarter ended March 31, 2004.

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

Dated:  August 13, 2004